Form 10-K
period 2006-12-31
Structured Asset Securities CORP Mortgage Loan Trust 2006-BC6
filed 2007-03-30
CIK 1383449

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2006

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934



      For the transition period from                   to


       Commission file number:  333-133985-40

       Structured Asset Securities Corporation Mortgage Loan Trust 2006-BC6 (exact name of issuing entity as specified in its charter)

       Structured Asset Securities Corporation (depositor)
       (exact name of the Registrant as specified in its charter)

       Lehman Brothers Holdings Inc.
       (exact name of the sponsor as specified in its charter)


  Delaware                                           74-2440850
  (State or other jurisdiction of                    (I.R.S Employer
  incorporation or organization)                     Identification No.)



  745 Seventh Avenue, 7th Floor
   New York, NY                               10019
  (Address of principal executive offices)    (Zip Code)

  Registrant's telephone number, including area code: (212) 526-7000


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                X


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):


  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

        Not applicable.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2006.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).


        None


                                   PART I
  Item 1.  Business.

            Omitted.


  Item 1A.  Risk Factors.

            Omitted.


  Item 1B.  Unresolved Staff Comments.

            None.


  Item 2.  Properties.

            Omitted.


  Item 3.  Legal Proceedings.

            Omitted.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            Omitted.


                                PART II

  Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            Omitted.


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            Omitted.


  Item 8.  Financial Statements and Supplementary Data.

            Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

            Omitted.


  Item 9A. Controls and Procedures.

            Omitted.


  Item 9A(T). Controls and Procedures.

            Omitted.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors, Executive Officers and Corporate Governance.

            Omitted.


  Item 11. Executive Compensation.

            Omitted.

  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters.

            Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

            Omitted.


  Item 14. Principal Accounting Fees and Services.

            Omitted.



           ADDITIONAL ITEMS REQUIRED BY GENERAL INSTRUCTION J

  Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

            None.


  Item 1114(b)(2) and 1115(b) of Regulation AB, Significant Enhancement
             Provider Financial Information.



            None.



  Item 1117 of Regulation AB, Legal Proceedings.

Litigation concerning Option One Mortgage Corporation


In July 2004, Option One Mortgage Corporation was named as defendant and served with a class action complaint filed by Larry and Brandi Freitag, as plaintiffs, in the Third Judicial Circuit Court in Madison County, Illinois. The complaint alleges breach of contract, or in the alternative unjust enrichment, and violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. Specifically, the plaintiffs allege that Option One Mortgage Corporation improperly retained an extra day of per diem interest on residential mortgage loans by charging per diem interest up to and including the date of payoff. The class is defined as all persons in the United States who paid interest on or after the day of payoff and who did not receive a refund from Option One Mortgage Corporation of the interest charged on or after the day of payoff. This action is one of several actions filed earlier against other lenders by the same attorneys on a similar basis in the same court. In one such action, the court granted the defendant's motion to dismiss the plaintiff's claims of defendant's violation of the Illinois Consumer Fraud and Deceptive Business Practices Act. Plaintiffs have agreed to settle their individual claims; plaintiffs' counsel has a motion pending to continue prosecution of the class action. Plaintiff's counsel filed a motion to substitute Larry and Pamela Smith as plaintiffs, which was granted. Option One Mortgage Corporation filed a motion to compel arbitration. In a similar action before the same judge in the Third Judicial Circuit Court in Madison County, Illinois, the Court ruled in favor of the defendants on the underlying per diem interest claim.


On January 31, 2006, the Circuit Court of Cook County, Illinois County Department, Chancery Division, certified a nationwide class action against Option One Mortgage Corporation on a complaint brought by Erin and Earl Austria, in which the Austria's allege that Option One impermissibly assessed them a reconveyance fee and authorized the assessment of a title indemnity fee on certain mortgage loans that have been paid-in-full. The Court has granted Option One's motion for an interlocutory appeal of the order of class certification.



  Item 1119 of Regulation AB, Affiliations and Certain Relationships and
             Related Transactions.

            Information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) code as this annual report on Form 10-K.


  Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

            See Item 15 Exhibits (33) and (34).

            Wells Fargo Bank, N.A.'s [Securities Administrator] report on assessment of compliance with servicing criteria, attached to this report on Form 10-K as Exhibit 33[i], and the related registered public accounting firm's attestation report, attached to this report
            Exhibit 34[i], identify the following material instance of noncompliance with the servicing criteria: With respect to Item 1122(d)(3)(i), certain monthly investor or remittance reports included errors in the calculation and/or reporting of delinquencies for the pool assets.

            Wells Fargo Bank, N.A.'s [Paying Agent] report on assessment of compliance with servicing criteria, attached to this report on Form 10-K as Exhibit 33[j], and the related registered public accounting firm's attestation report, attached to this report on Form 10-K as
            Exhibit 34[j], identify the following material instance of noncompliance with the servicing criteria: With respect to Item 1122(d)(3)(i), certain monthly investor or remittance reports included errors in the calculation and/or reporting of delinquencies for the pool assets.



  Item 1123 of Regulation AB, Servicer Compliance Statement.


            See item 15 exhibit (35)




                                PART IV


  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

   (4) Trust Agreement dated as of December 1, 2006, among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services LLC, as Master Servicer, Wells Fargo Bank, N.A., as Securities Administrator, Clayton Fixed Income Services Inc., as Credit Risk Manager, and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on January 12, 2007).


   (10) Incorporated by reference as Exhibit (4).

   (31) Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Aurora Loan Services LLC, as Master Servicer <F1>
      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A. <F1>
      c) Clayton Fixed Income Services, Inc, as Credit Risk Manager <F1>
      d) Deutsche Bank National Trust Company, as Custodian <F1>
      e) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage
         Corporation <F1>
      f) JPMorgan Chase Bank, N.A., as Named Servicer <F1>
      g) LaSalle Bank, National Association, as Custodian <F1>
      h) Option One Mortgage Corporation, as Servicer <F1>
      i) U.S. Bank, National Association, as Trustee <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      k) Wells Fargo Bank, N.A., as Paying Agent <F1>
      l) Wells Fargo Bank, N.A., as Custodian <F1>
      m) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage
         Corporation <F1>


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Aurora Loan Services LLC, as Master Servicer <F1>
      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A. <F1>
      c) Clayton Fixed Income Services, Inc, as Credit Risk Manager <F1>
      d) Deutsche Bank National Trust Company, as Custodian <F1>
      e) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage
         Corporation <F1>
      f) JPMorgan Chase Bank, N.A., as Named Servicer <F1>
      g) LaSalle Bank, National Association, as Custodian <F1>
      h) Option One Mortgage Corporation, as Servicer <F1>
      i) U.S. Bank, National Association, as Trustee <F1>
      j) Wells Fargo Bank, N.A., as Securities Administrator <F1>
      k) Wells Fargo Bank, N.A., as Paying Agent <F1>
      l) Wells Fargo Bank, N.A., as Custodian <F1>
      m) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage
         Corporation <F1>


     (35) Servicer compliance statement.


      a) Aurora Loan Services LLC, as Master Servicer <F1>
      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A. <F1>
      f) JPMorgan Chase Bank, N.A., as Named Servicer <F1>
      h) Option One Mortgage Corporation, as Servicer <F1>


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    Structured Asset Securities Corporation Mortgage Loan Trust 2006-BC6 (Issuing Entity)

    Aurora Loan Services LLC
    (Master Servicer)

    /s/ E. Todd Whittemore
    E. Todd Whittemore, Executive Vice President

    Date:      March [ ], 2007


  Exhibit Index

  Exhibit No.

   (4) Trust Agreement dated as of December 1, 2006, among Structured Asset Securities Corporation, as Depositor, Aurora Loan Services LLC, as Master Servicer, Wells Fargo Bank, N.A., as Securities Administrator, Clayton Fixed Income Services Inc., as Credit Risk Manager, and U.S. Bank National Association, as Trustee (incorporated herein by reference from Exhibit 4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on January 12, 2007).


   (10) Incorporated by reference as Exhibit (4).

   (31) Rule 13a-14(d)/15d-14(d) Certifications.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.




      a) Aurora Loan Services LLC, as Master Servicer
      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      c) Clayton Fixed Income Services, Inc, as Credit Risk Manager
      d) Deutsche Bank National Trust Company, as Custodian
      e) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage
         Corporation
      f) JPMorgan Chase Bank, N.A., as Named Servicer
      g) LaSalle Bank, National Association, as Custodian
      h) Option One Mortgage Corporation, as Servicer
      i) U.S. Bank, National Association, as Trustee
      j) Wells Fargo Bank, N.A., as Securities Administrator
      k) Wells Fargo Bank, N.A., as Paying Agent
      l) Wells Fargo Bank, N.A., as Custodian
      m) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage
         Corporation


     (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.


      a) Aurora Loan Services LLC, as Master Servicer
      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      c) Clayton Fixed Income Services, Inc, as Credit Risk Manager
      d) Deutsche Bank National Trust Company, as Custodian
      e) FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor for Option One Mortgage
         Corporation
      f) JPMorgan Chase Bank, N.A., as Named Servicer
      g) LaSalle Bank, National Association, as Custodian
      h) Option One Mortgage Corporation, as Servicer
      i) U.S. Bank, National Association, as Trustee
      j) Wells Fargo Bank, N.A., as Securities Administrator
      k) Wells Fargo Bank, N.A., as Paying Agent
      l) Wells Fargo Bank, N.A., as Custodian
      m) ZC Sterling Insurance Agency, Inc. as Sub-Contractor for Option One Mortgage
         Corporation


     (35) Servicer compliance statement.


      a) Aurora Loan Services LLC, as Master Servicer
      b) Chase Home Finance LLC, as Sub-Servicer for JPMorgan Chase Bank, N.A.
      f) JPMorgan Chase Bank, N.A., as Named Servicer
      h) Option One Mortgage Corporation, as Servicer


  EX-31 Rule 13a-14(d)/15d-14(d) Certifications

  I, E. Todd Whittemore, certify that:

  1. I have reviewed this report on Form 10-K and all reports on Form 10-D required to be filed in respect of the period covered by this report on Form 10-K of Structured Asset Securities Corporation Mortgage Loan Trust 2006-BC6 (the "Exchange Act periodic reports");

  2. Based on my knowledge, the Exchange Act periodic reports, taken as a whole, do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3. Based on my knowledge, all of the distribution, servicing and other information required to be provided under Form 10-D for the period covered by this report is included in the Exchange Act periodic reports;

  4. I am responsible for reviewing the activities performed by the servicers and based on my knowledge and the compliance reviews conducted in preparing the servicer compliance statements required in this report under Item 1123 of Regulation AB, and except as disclosed in the Exchange Act periodic reports, the servicers have fulfilled their obligations under the servicing agreements in all material respects; and

  5. All of the reports on assessment of compliance with servicing criteria for asset-backed securities and their related attestation reports on assessment of compliance with servicing criteria for asset-backed securities required to be included in this report in accordance with Item 1122 of Regulation AB and Exchange Act Rules 13a-18 and 15d-18 have been included as an exhibit to this report, except as otherwise disclosed in this report. Any material instances of noncompliance described in such reports have been disclosed in this report on Form 10-K.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Chase Home Finance LLC, as Sub-Servicer, Clayton Fixed Income Services, Inc, as Credit Risk Manager, Deutsche Bank National Trust Company, as Custodian, FIS Tax Services f/k/a LSI Tax Services as Sub-Contractor, JPMorgan Chase Bank, N.A., as Named Servicer, LaSalle Bank, National Association, as Custodian, Option One Mortgage Corporation, as Servicer, U.S. Bank, National Association, as Trustee, Wells Fargo Bank, N.A., as Securities Administrator, Wells Fargo Bank, N.A., as Paying Agent, Wells Fargo Bank, N.A., as Custodian, and ZC Sterling Insurance Agency, Inc. as Sub-Contractor.


     Dated:    March [ ], 2007

     /s/ E. Todd Whittemore
     Signature

     Executive Vice President
     Title




EX-33 (a)
(logo) AURORA LOAN SERVICES
A Lehman Brothers Company

Certification Regarding Compliance with Applicable Servicing Criteria

1. Aurora Loan Services LLC ("Aurora"), a wholly-owned subsidiary of Lehman Brothers Bank FSB, is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report (these transactions collectively referred to as the "Master Servicing Platform") include asset-backed securities transactions for which Aurora acted as master servicer, registered on or after January 1, 2006, involving residential mortgage loans;

2. Aurora has not engaged vendors (the "Vendors") to perform significant activities pertaining to the applicable servicing criteria;

3. Except as set forth in paragraph 4 below, Aurora used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess the compliance with the applicable servicing criteria;

4. The criteria listed in the column titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to Aurora based on the activities it performs with respect to the Master Servicing Platform as of December 31, 2006 and for the Reporting Period;

5. Aurora has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Master Servicing Platform taken as a whole;

6. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on Aurora's assessment of compliance with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period.

March 13, 2007

Aurora Loan Services LLC

By: /s/ E. Todd Whittemore
Name:  E. Todd Whittemore
Title: Executive Vice President


1 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


APPENDIX A



                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

                        General Servicing Considerations

1122(d)(1)(i)    Policies and procedures are instituted to monitor any
                 performance or other triggers and events of default in        X
                 accordance with the transaction agreement

1122(d)(1)(ii)   If any material servicing activities are outsourced to
                 third parties, policies and procedures are instituted                                                        X^1
                 to monitor the third party's performance and compliance
                 with such servicing activities.

1122(d)(1)(iii)  Any requirements in the transaction agreements to
                 maintain a back-up servicer for the pool assets are                                                          X^1
                 maintained.

1122(d)(1)(iv)   A fidelity bond and errors and omissions policy is in
                 effect on the party participating in the servicing
                 function throughout the reporting period in the amount        X
                 of coverage required by and otherwise in accordance
                 with the terms of the transaction agreements.

                        Cash Collection and Administration

1122(d)(2)(i)    Payments on pool assets are deposited into the
                 appropriate custodial bank accounts and related bank
                 clearing accounts no more than two business days of           X
                 receipt, or such other number of days specified in the
                 transaction agreements.

1122(d)(2)(ii)   Disbursements made via wire transfer on behalf of an
                 obligor or to an investor are made only by authorized         X
                 personnel.

1122(d)(2)(iii)  Advances of funds or guarantees regarding collections,
                 cash flows or distributions, and any interest or other                                                       X^1
                 fees charged for such advances, are made, reviewed and
                 approved as specified in the transaction agreements.

1122(d)(2)(iv)   The related accounts for the transaction, such as cash
                 reserve accounts or accounts established as a form of
                 overcollateralization, are separately maintained              X
                 (e.g., with respect to commingling of cash) as set
                 forth in the transaction agreements.

1122(d)(2)(v)    Each custodial account is maintained at a federally
                 insured depository institution as set forth in the
                 transaction agreements. For purposes of this criterion,
                 "federally insured depository institution" with               X
                 respect to a foreign financial institution means a
                 foreign financial institution that meets the
                 requirements of Section 240.13k-1(b)(1) of this
                 chapter.

1122(d)(2)(vi)   Unissued checks are safeguarded so as to prevent                                                             X^1
                 unauthorized access.



2 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(2)(vii)  Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts,
                 including custodial accounts and related bank clearing
                 accounts. These reconciliations: (A) Are mathematically
                 accurate; (B) Are prepared within 30 calendar days
                 after the bank statement cutoff date, or such other
                 number of days specified in the transaction agreements;       X
                 (C) Are reviewed and approved by someone other than
                 the person who prepared the reconciliation; and (D)
                 Contain explanations for reconciling items. These
                 reconciling items are resolved within 90 calendar days
                 of their original identification, or such other number
                 of days specified in the transaction agreements.

                        Investor Remittances and Reporting

1122(d)(3)(i)    Reports to investors, including those to be filed with
                 the Commission, are maintained in accordance with the
                 transaction agreements and applicable Commission
                 requirements. Specifically, such reports: (A) Are
                 prepared in accordance with timeframes and other terms
                 set forth in the transaction agreements; (B) Provide
                 information calculated in accordance with the terms           X^2,3                                          X^2
                 specified in the transaction agreements; (C) Are filed
                 with the Commission as required by its rules and
                 regulations; and (D) Agree with investors' or the
                 trustee's records as to the total unpaid principal
                 balance and number of pool assets serviced by the
                 servicer.

1122(d)(3)(ii)   Amounts due to investors are allocated and remitted in
                 accordance with timeframes, distribution priority and         X^3
                 other terms set forth in the transaction agreements.

1122(d)(3)(iii)  Disbursements made to an investor are posted within two
                 business days to the servicer's investor records, or          X^3
                 such other number of days specified in the transaction
                 agreements.

1122(d)(3)(iv)   Amounts remitted to investors per the investor reports
                 agree with cancelled checks, or other form of payment,        X^3
                 or custodial bank statements.

                        Pool Asset Administration

1122(d)(4)(i)    Collateral or security on pool assets is maintained as
                 required by the transaction agreements or related pool                                                       X
                 asset documents.

1122(d)(4)(ii)   Pool assets and related documents are safeguarded as                                                         X
                 required by the transaction agreements.

1122(d)(4)(iii)  Any additions, removals or substitutions to the asset
                 pool are made, reviewed and approved in accordance with       X
                 any conditions or requirements in the transaction
                 agreements.



3 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(4)(iv)   Payments on pool assets, including any payoffs, made
                 in accordance with the related pool asset documents
                 are posted to the applicable servicer's obligor records
                 maintained no more than two business days after receipt,                                                     X
                 or such other number of days specified in the
                 transaction agreements, and allocated to principal,
                 interest or other items (e.g., escrow) in accordance
                 with the related pool asset documents.

1122(d)(4)(v)    The servicer's records regarding the pool assets agree
                 with the servicer's records with respect to an obligor's                                                     X
                 unpaid principal balance.

1122(d)(4)(vi)   Changes with respect to the terms or status of an
                 obligor's pool asset (e.g., loan modifications or
                 re-agings) are made, reviewed and approved by authorized                                                     X^1
                 personnel in accordance with the transaction agreements
                 and related pool asset documents.

1122(d)(4)(vii)  Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure,
                 foreclosures and repossessions, as applicable) are                                                           X^1
                 initiated, conducted and concluded in accordance with
                 the timeframes or other requirements established by the
                 transaction agreements.

1122(d)(4)(viii) Records documenting collection efforts are maintained during the period a pool asset is delinquent in
                 accordance with the transaction agreements. Such records
                 are maintained on at least a monthly basis, or such
                 other period specified in the transaction agreements,                                                        X
                 and describe the entity's activities in monitoring
                 delinquent pool assets including, for example, phone
                 calls, letters and payment rescheduling plans in cases
                 where delinquency is deemed temporary (e.g., illness
                 or unemployment).

1122(d)(4)(ix)   Adjustments to interest rates or rates of return for
                 pool assets with variable rates are computed based on                                                        X
                 the related pool asset documents.

1122(d)(4)(x)    Regarding any funds held in trust for an obligor (such
                 as escrow accounts): (A) Such funds are analyzed, in
                 accordance with the obligor's pool asset documents, on
                 at least an annual basis, or such other period specified
                 in the transaction agreements; (B) Interest on such
                 funds is paid, or credited, to obligors in accordance                                                        X
                 with applicable pool asset documents and state laws;
                 and (C) Such funds are returned to the obligor within
                 30 calendar days of full repayment of the related pool
                 asset, or such other number of days specified in the
                 transaction agreements.

1122(d)(4)(xi)   Payments made on behalf of an obligor (such as tax or
                 insurance payments) are made on or before the related
                 penalty or expiration dates, as indicated on the
                 appropriate bills or notices for such payments,                                                              X
                 provided that such support has been received by the
                 servicer at least 30 calendar days prior to these dates,
                 or such other number of days specified in the
                 transaction agreements,

1122(d)(4)(xii)  Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the
                 servicer's funds and not charged to the obligor, unless                                                      X
                 the late payment was due to the obligor's error or
                 omission.

1122(d)(4)(xiii) Disbursements made on behalf of an obligor are posted
                 within two business days to the obligor's records                                                            X
                 maintained by the servicer, or such other number of
                 days specified in the transaction agreements.



4 of 5


(page)


(logo) AURORA LOAN SERVICES
A Lehman Brothers Company


                                                                                                                       INAPPLICABLE
                                                                                            APPLICABLE                   SERVICING
                           SERVICING CRITERIA                                           SERVICING CRITERIA                CRITERIA
                                                                                                        Performed by
                                                                                                       subservicer(s)
                                                                                        Performed by    or vendor(s)
                                                                                        Vendor(s) for    for which
                                                                           Performed    which Aurora     Aurora is
                                                                           Directly        is the         NOT the
                                                                              by         Responsible    Responsible
Reference                       Criteria                                    Aurora         Party           Party

1122(d)(4)(xiv)  Delinquencies, charge-offs and uncollectable accounts
                 are recognized and recorded in accordance with the            X
                 transaction agreements.

1122(d)(4)(xv)   Any external enhancement or other support, identified
                 in Item 1114(a)(1) through (3) or Item 1115 of this                                                          X
                 Regulation AB, is maintained as set forth in the
                 transaction agreements.




1 Aurora did not perform the activity described in this criteria as of December 31, 2006 and for the Reporting Period. No assessment of compliance, therefore, is necessary.

2 For criterion 1122(d)(3)(i)(C), Aurora did not perform the activity described in this criterion as of December 31, 2006 and for the Reporting Period. No assessment of compliance, therefore, is necessary.

3 Aurora is defining the "Investor" as the party to whom we report and remit under the applicable transaction agreement.


5 of 5





EX-33 (b)
(logo) CHASE
CHF - Subprime

Management's Report on Assessment of Compliance with Applicable Servicing
Criteria

Chase Home Finance LLC (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Exhibit A hereto (such criteria, after giving effect to the exclusions identified on Exhibit A, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform").

The Asserting Party has engaged certain vendors (the "Vendors") to perform specific and limited activities or activities scripted by the Asserting Party as of and during the Reporting Period, and the Asserting Party elects to take responsibility for assessing compliance with the Applicable Servicing Criteria or portion of the servicing criteria applicable to such Vendors as set forth in Exhibit A hereto (such criteria, the "Applicable Vendor Servicing Criteria").

The Asserting Party (i) has not identified and is not aware of any material instance of noncompliance by the Vendors with the Applicable Vendor Servicing Criteria and (ii) has not identified any material deficiency in its policies and procedures to monitor the compliance by the Vendors with the Applicable Vendor Servicing Criteria as of December 31, 2006 and for the Reporting Period.

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

Chase Home Finance LLC

Signed: /s/ Kim Greaves
Name: Kim Greaves
Title: Senior Vice President
Date: 02/26/2007

Signed: /s/ Jim Miller
Title: Senior Vice President
Date: 02/26/2007

(page)


CHF - Subprime

EXHIBIT A

                                                                                                        INAPPLICABLE
                                                                                 APPLICABLE               SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA            CRITERIA
                                                                Performed by    Performed by
Reference                        Criteria                         Servicer        Vendors

                   General Servicing Considerations

1122(d)(1)(i)      Policies and procedures are instituted            X^1
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
                   agreements.

1122(d)(1)(ii)     If any material servicing activities              X
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
                   activities.


1122(d)(1)(iii)    Any requirements in the transaction                                                        X
                   agreements to maintain a back-up servicer
                   for the mortgage loans are maintained.

1122(d)(1)(iv)     A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
                   the transaction agreements.

                   Cash Collection and Administration

1122(d)(2)(i)      Payments on mortgage loans are deposited          X              X^2
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(2)(ii)     Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
                   made only by authorized personnel.

1122(d)(2)(iii)    Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
                   the transaction agreements.

1122(d)(2)(iv)     The related accounts for the                      X
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
                   the transaction agreements.

1122(d)(2)(v)      Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Section 13k-1(b)(1)
                   of this chapter.

1122(d)(2)(vi)     Unissued checks are safeguarded so as             X
                   to prevent unauthorized access.

1122(d)(2)(vii)    Reconciliations are prepared on a                 X              X^3
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations are: (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
                   agreements.

1 The Asserting Party monitors events of default as obligated pursuant to the transactions agreements.
2 An affiliate vendor deposits funds from customer transactions to a lockbox clearing account.
3 Two vendors prepare account reconciliations on disbursement clearing accounts.

(page)


                   Investor Remittances and Reporting

1122(d)(3)(i)      Reports to investors, including those             X^4
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
                   trustee's records as to the total unpaid
                   principal balance and number of pool
                   assets serviced by the servicer.

1122(d)(3)(ii)     Amounts due to investors are allocated            X^5
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
                   agreements.

1122(d)(3)(iii)    Disbursements made to an investor are             X^6
                   posted within two business days to the
                   servicer's investor records, or such other
                   number of days specified in the transaction
                   agreements.

1122(d)(3)(iv)     Amounts remitted to investors per the             X^7
                   investor reports agree with cancelled
                   checks, or other form of payment, or
                   custodial bank statements.

                   Pool Asset Administration

1122(d)(4)(i)      Collateral or security on mortgage loans                                                      X
                   is maintained as required by the
                   transaction agreements or related pool
                   asset documents.

1122(d)(4)(ii)     Mortgage loans and related documents are                                                      X
                   safeguarded as required by the
                   transaction agreements.

1122(d)(4)(iii)    Any additions, removals, or                       X
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
                   transaction agreements.

1122(d)(4)(iv)     Payments on mortgage loans, including any         X
                   payoffs, made in accordance with related
                   mortgage loans documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to principal, interest, or
                   other items (e.g., escrow) in accordance
                   with the related pool asset documents.

1122(d)(4)(v)      The Servicer's records regarding the              X
                   mortgage loans agree with the Servicer's
                   records with respect to an obligor's
                   unpaid principal balance.

1122(d)(4)(vi)     Changes with respect to the terms or              X
                   status of an obligor's mortgage loans (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
                   asset documents.

4 The Asserting Party provides monthly pool accounting reports to the appropriate party pursuant to the transaction agreements.
5 The Asserting Party remits amounts to the appropriate party pursuant to the transaction agreements.
6 Disbursements made to the appropriate party pursuant to the transaction agreements are posted within two business days to the Asserting Party's records, or such other number of days specified in the transaction agreements.
7 The Asserting Party reconciles its records relating to disbursements made to the appropriate party pursuant to the transaction agreements.


(page)


1122(d)(4)(vii)    Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
                   agreements.

1122(d)(4)(viii)   Records documenting collection efforts            X
                   are maintained during the period a mortgage
                   loans is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent mortgage loans including, for
                   example, phone calls, letters, and
                   payment rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
                   illness or unemployment).

1122(d)(4)(ix)     Adjustments to interest rates or rates            X
                   of return for mortgage loans with variable
                   rates are computed based on the related
                   mortgage loans documents.

1122(d)(4)(x)      Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's mortgage loans documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable mortgage loan
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related mortgage loans, or such other number
                   of days specified in the transaction
                   agreements.

1122(d)(4)(xi)     Payments made on behalf of an obligor             X              X^8
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
                   the transaction agreements.

1122(d)(4)(xii)    Any late payment penalties in                     X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
                   to the obligor's error or omission.

1122(d)(4)(xiii)   Disbursements made on behalf of an                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the servicer, or such other number of
                   days specified in the transaction
                   agreements.

1122(d)(4)(xiv)    Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
                   transaction agreements.

1122(d)(4)(xv)     Any external enhancement or other                                                          X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
                   forth in the transaction agreements.

8 Three vendors provide information used by the Asserting Party to pay taxes and insurance on behalf of obligors.





EX-33 (c)
(logo) CLAYTON

Certification Regarding Compliance with Applicable Servicing Criteria

1. Clayton Fixed Income Services Inc. ("CFIS") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of Regulation AB, as of and for the 12-month period ending December 31, 2006 (the "Reporting Period"),. The transactions covered by this report include mortgage-backed securities transactions (each, a "Trust") for which CFIS acted as credit risk manager (the "Platform"), including: FFMLT 2006-FFB; SAIL 2006-2; SAIL 2006-3; SAIL 2006-4; SAIL 2006-BNC1; SAIL 2006-BNC2; SASCO 2006-AM1; SASCO 2006-BC1; SASCO 2006-BC2;
     SASCO 2006-BC3; SASCO 2006-BC4; SASCO 2006-BC6; and Soundview 2006-EQ2.

2. The criteria listed in the column titled "Performed by CFIS" in Appendix A are those criteria applicable (in part) to the Platform under paragraph (d) of 1122 of Regulation AB and are those criteria for which this certification is required pursuant to the terms and conditions of the various trust agreements and/or pooling and servicing agreements (the "Transaction Documents") through which CFIS was retained to act as credit risk manager;

3. CFIS can only certify compliance with sub-parts (A) and (B) of the criteria set forth in 1122(d)(3)(i) because sub-parts (C) and (D) are not within the scope of services CFIS has been retained to provide to the Trusts.

     A. With respect to subparts (A) and (B) of 1122(d)(3)(i), management identified certain instances where component sections specified in the Transaction Documents were not included in a given month's credit risk manager report. These instances related to one of the following: (i) a loss analysis was not included; (ii) a mortgage insurance analysis was not included; or (iii) the standard default assumption (SDA) analytic was not included. In assessing the Platform, CFIS identified one instance where an SDA analytic should have been included but was not, in the January 2007 Credit Risk Manager Report for SASCO 2006-AM1 (which reports on the December 2006 distribution); management does not consider this to be a material instance of non-compliance with respect to the Platform as a whole. Management believes that items (i), (ii), and (iii) above occurred for the following reasons, respectively: (i) the relevant Trust had not incurred any losses as of the date of the report; (ii) the relevant Trust did not have a mortgage insurance policy or there had been no mortgage insurance activity as of the date of the report; and (iii) there was insufficient or statistically insignificant data available to generate the applicable analytic component. With respect to the Soundview 2006-EQ2 transaction, the component sections that were not included related to the prepayment analysis (CPR) and standard default assumption (SDA) components of the analytics reporting specified in the Transaction Documents. Although the original Transaction


(page)


(logo) CLAYTON

          Documents for Soundview 2006-EQ2 have not been formally amended, the sponsor of these securitizations has indicated to CFIS that these reports should be excluded from the reports provided by CFIS. Management does not consider the foregoing to be a material instance of non-compliance with respect to the Platform as a whole.

     B. With respect to subpart (C) of 1122(d)(3)(i), CFIS is not required to file its reports with Securities Exchange Commission; per the Transaction Documents, the CFIS reports are to be included in the monthly filing responsibility for filing with the Commission rests with a party other than CFIS. Accordingly, the certification contained herein with respect to the Platform applies only to CFIS delivering its reports to the applicable third party responsible for including CFIS' reports with the Commission in accordance with the Commission's rules and regulations.

     C. With respect to subpart (D) of 1122(d)(3)(i), CFIS is not responsible under the Transaction Documents for ensuring that its reports "agree with investors' or the trustee's records as to the total unpaid principal balance and number of pool assets serviced by the Servicer." CFIS' role (in part) in the transactions in which it is retained is to provide oversight functions with respect to the servicers in such transactions and to identify issues in the areas of collateral reporting. In connection with such role, CFIS would report on discrepancies it identifies between the balance and number of pool assets as reported by the various transaction fiduciaries.

4. Those criteria listed in the column "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to CFIS based on the activities it performs with respect to the Platform;

5. Subject to the foregoing, CIFS has complied, in all material respects, with the applicable servicing criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform taken as a whole;

6. Hein & Associates, a registered public accounting firm, has issued an attestation report on CFIS' assessment of compliance with the applicable servicing criteria for the Reporting Period. Such report is attached hereto.


[Remainder of page intentionally left blank]


(page)


(logo) CLAYTON


March 15, 2007

Clayton Fixed Income Services Inc.

By: /s/ Kevin J. Kanouff

Name:  Kevin J. Kanouff
Title: President





EX-33 (d)
Appendix I

MANAGEMENT'S ASSERTION OF COMPLIANCE

Management of the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage -backed securities and other asset-backed securities issued on or after January 1, 2006 for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions sponsored or issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in
Item 1122(d), except for the following criteria: 1122(d)(2)(iii),1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)(viii), 1122(d)(4)
(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)(4)(xiii) and 1122
(d)(4)(xiv), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Management's interpretation of Applicable Servicing Criteria: The Company's management has determined that servicing criteria 1122(d)(1)(iii) is applicable only with respect to its continuing obligation to act as, or locate a, successor servicer under the circumstances referred to in certain governing documents. It is management's interpretation that Deutsche Bank Trust Company America has no other active back-up servicing responsibilities in regards to 1122(d)(1)(iii) as of and for the Period.

Third parties classified as vendors: With respect to servicing criteria 1122(d)
(2)(i), 1122(d)(4)(i), and 1122(d)(4)(ii), management has engaged various vendors to perform the activities required by these servicing criteria. The Company's management has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company's management has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, management has asserted that it has policies and procedures in place to provide reasonable assurance that the vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company's management is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform, the Company's management provides the following assertion of compliance with respect to the Applicable Servicing Criteria:

1. The Company's management is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2.The Company's management has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects, with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the management's assertion of compliance with the Applicable Servicing Criteria as of and for the Period.


(page)


Appendix I


DEUTSCHE BANK NATIONAL TRUST COMPANY

By: /s/ Gary R. Vaughan
Name: Gary R. Vaughan
Its: Managing Director

By: /s/ David Co
Name: David Co
Its: Director

By: /s/ Jose Sicilia
Name: Jose Sicilia
Its: Managing Director

By: /s/ Kevin Fischer
Name: Kevin Fischer
Its: Vice President

By: /s/ Robert Frier
Name: Robert Frier
Its: Director

DEUTSCHE BANK TRUST COMPANY AMERICAS

By: /s/ Kevin C. Weeks
Name: Kevin C. Weeks
Its: Managing Director

By: /s/ Jenna Kaufman
Name: Jenna Kaufman
Its: Director





EX-33 (e)
(logo) FIS TAX SERVICES
A DIVISION OF FIDELITY NATIONAL INFORMATION SERVICES

FIS Tax Services
3100 New York Drive, Suite 100
Pasadena, CA 91107
tel:626.345.2010 * 866-457.4112
fax:626.398.5205

Management Compliance Statement

Management of FIS Tax Services (FIS) and formerly known as LSI Tax Services, is responsible for assessing compliance with applicable servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to residential mortgage loans (the Platform), except for General Servicing Consideration criteria (i)-(iv), Cash Collections and Administration (i)-(vii), Investor Remittances and Reporting (i)-(iv), and
Pool Asset Administration (i)-(x), (xiv), and (xv), which FIS has determined are not applicable to the activities it performs with respect to the Platform.

FIS' management has assessed the effectiveness of the Company's compliance with the applicable servicing criteria as of and for the year ended 2006. In making this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB. FIS has determined the following servicing criteria in paragraph (d)(4) of Item 1122 are applicable to the activities it performed with respect to the Platform:

(xi) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements, made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Based on such assessment, management believes that, as of and for the year ended December 31, 2006, FIS has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB of the Securities and Exchange Commission relating to the servicing of the Platform.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to management's assessment of compliance with the applicable servicing criteria as of and for the year ended 2006.

To the best of my knowledge and belief, based on such assessment, FIS has fulfilled all of its applicable obligations throughout the reporting period.



/s/ Darryl A. DeBond
Darryl A. DeBond
Executive Vice President

January 22, 2007





EX-33 (f)
(logo) CHASE

Management's Report on Assessment of Compliance with Applicable Servicing
Criteria


JPMorgan Chase Bank, National Association (the "Asserting Party") is responsible for assessing compliance as of December 31, 2006 and for the period from January 1, 2006 through December 31, 2006 (the "Reporting Period"), with the servicing criteria set forth in Title 17, Section 229.1122(d) of the Code of Federal Regulations (the "CFR"), excluding the inapplicable servicing criteria as set forth in Exhibit A hereto (such criteria, after giving effect to the exclusions identified on Exhibit A, the "Applicable Servicing Criteria"). This report covers the asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform").

The Asserting Party (i) has used the criteria set forth in 17 CFR 229.1122(d) to assess the compliance by the Asserting Party with the Applicable Servicing Criteria for the Reporting Period and (ii) has concluded that the Asserting Party has complied, in all material respects, with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period with respect to the Platform, taken as a whole.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued an attestation report for the Platform on our assessment of compliance with the Applicable Servicing Criteria as of December 31, 2006 and for the Reporting Period as set forth in this report.

JPMorgan Chase Bank, National Association
Signed: /s/ David Lowman
Name:   David Lowman
Title:  Executive Vice President
Date:   02/26/2007


(page)


EXHIBIT A


                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

General Servicing Considerations

                    Policies and procedures are instituted to monitor any performance or
                    other triggers and events of default in accordance with the                  X^1
1122(d)(1)(i)       transaction agreements.

                    If any material servicing activities are outsourced to third parties,
                    policies and procedures are instituted to monitor the third party's           X
1122(d)(1)(ii)      performance and compliance with such servicing activities.

                    Any requirements in the transaction agreements to maintain a back-up                                  X
1122(d)(1)(iii)     servicer for the mortgage loans are maintained.

                    A fidelity bond and errors and omissions policy is in effect on the
                    party participating in the servicing function throughout the reporting        X
                    period in the amount of coverage required by and otherwise in
1122(d)(1)(iv)      accordance with the terms of the transaction agreements.

Cash Collection and Administration

                    Payments on mortgage loans are deposited into the appropriate
                    custodial bank accounts and related bank clearing accounts no more                                    X
                    than two business days following receipt, or such other number of days
1122(d)(2)(i)       specified in the transaction agreements.

                    Disbursements made via wire transfer on behalf of an obligor or to an                                 X
1122(d)(2)(ii)      investor are made only by authorized personnel.

                    Advances of funds or guarantees regarding collections, cash flows or
                    distributions, and any interest or other fees charged for such                                        X
                    advances, are made, reviewed and approved as specified in the
1122(d)(2)(iii)     transaction agreements.

                    The related accounts for the transaction, such as cash reserve
                    accounts or accounts established as a form of overcollateralization,                                  X
                    are separately maintained (e.g., with respect to commingling of cash)
1122(d)(2)(iv)      as set forth in the transaction agreements.

                    Each custodial account is maintained at a federally insured depository institution as set forth in the transaction agreements. For purposes
                    of this criterion, "federally insured depository institution" with                                    X
                    respect to a foreign financial institution means a foreign financial institution that meets the requirements of Rule 13k-1 (b)(1) of the
1122(d)(2)(v)       Securities Exchange Act.

1122(d)(2)(vi)      Unissued checks are safeguarded so as to prevent unauthorized access.                                 X

                    Reconciliations are prepared on a monthly basis for all asset-backed securities related bank accounts, including custodial accounts and related bank clearing accounts. These reconciliations are (A)
                    mathematically accurate; (B) prepared within 30 calendar days after
                    the bank statement cutoff date, or such other number of days specified                                X
                    in the transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and (D) contain explanations for reconciling items. These reconciling items are resolved within 90 calendar days of their original identification, or
1122(d)(2)(vii)     such other number of days specified in the transaction agreements.


(page)



                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

Investor Remittances and Reporting

                    Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports (A) are prepared in accordance with timeframes and other terms set forth in
                    the transaction agreements; (B) provide information calculated in                                     X
                    accordance with the terms specified in the transaction agreements; (C)
                    are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the trustee's records as to the total unpaid principal balance and number of mortgage loans
1122(d)(3)(i)       serviced by the Servicer.

                    Amounts due to investors are allocated and remitted in accordance with
                    timeframes, distribution priority and other terms set forth in the                                    X
1122(d)(3)(ii)      transaction agreements.

                    Disbursements made to an investor are posted within two business days
                    to the Servicer's investor records, or such other number of days                                      X
1122(d)(3)(iii)     specified in the transaction agreements.

                    Amounts remitted to investors per the investor reports agree with cancelled checks, or other form of payment, or custodial bank
1122(d)(3)(iv)      statements.

Pool Asset Administration

                    Collateral or security on mortgage loans is maintained as required by         X
1122(d)(4)(i)       the transaction agreements or related mortgage loan documents.

                    Mortgage loan and related documents are safeguarded as required by the        X
1122(d)(4)(ii)      transaction agreements

                    Any additions, removals or substitutions to the asset pool are made,
                    reviewed and approved in accordance with any conditions or                    X
1122(d)(4)(iii)     requirements in the transaction agreements.

                    Payments on mortgage loans, including any payoffs, made in accordance with the related mortgage loan documents are posted to the Servicer's
                    obligor records maintained no more than two business days after                                       X
                    receipt or such other number of days specified in the transaction agreements, and allocated to principal, interest or other items (e.g.,
1122(d)(4)(iv)      escrow) in accordance with the related mortgage loan documents.

                    The Servicer's records regarding the mortgage loans agree with the
                    Servicer's records with respect to an obligor's unpaid principal                                      X
1122(d)(4)(v)       balance.

                    Changes with respect to the terms or status of an obligor's mortgage
                    loans (e.g., loan modifications or re-agings) are made, reviewed and                                  X
                    approved by authorized personnel in accordance with the transaction
1122(d)(4)(vi)      agreements and related pool asset documents.

                    Loss mitigation or recovery actions (e.g., forbearance plans, modifications and deeds in lieu of foreclosure, foreclosures and
                    repossessions, as applicable) are initiated, conducted and concluded                                  X
                    in accordance with the timeframes or other requirements established by
1122(d)(4)(vii)     the transaction agreements.

                    Records documenting collection efforts are maintained during the period a mortgage loan is delinquent in accordance with the transaction agreements. Such records are maintained on at least a
                    monthly basis, or such other period specified in the transaction                                      X
                    agreements, and describe the entity's activities in monitoring delinquent mortgage loans including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed
1122(d)(4)(viii)    temporary (e.g., illness or unemployment).


(page)


                                                                                               APPLICABLE           INAPPLICABLE
                                        SERVICING CRITERIA                                 SERVICING CRITERIA    SERVICING CRITERIA
Reference                                    Criteria

                    Adjustments to interest rates or rates of return for mortgage loans
                    with variable rates are computed based on the related mortgage loan                                   X
1122(d)(4)(ix)      documents.

                    Regarding any funds held in trust for an obligor (such as escrow accounts): (A) such funds are analyzed, in accordance with the obligor's mortgage loan documents, on at least an annual basis, or such other period specified in the transaction agreements; (B)
                    interest on such funds is paid, or credited, to obligors in accordance                                X
                    with applicable mortgage loan documents and state laws; and (C) such funds are returned to the obligor within 30 calendar days of full repayment of the related mortgage loans, or such other number of days
1122(d)(4)(x)       specified in the transaction agreements.

                    Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration
                    dates, as indicated on the appropriate bills or notices for such                                      X
                    payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number
1122(d)(4)(xi)      of days specified in the transaction agreements.

                    Any late payment penalties in connection with any payment to be made
                    on behalf of an obligor are paid from the servicer's funds and not                                    X
                    charged to the obligor, unless the late payment was due to the
1122(d)(4)(xii)     obligor's error or omission.

                    Disbursements made on behalf of an obligor are posted within two
                    business days to the obligor's records maintained by the servicer, or                                 X
1122(d)(4)(xiii)    such other number of days specified in the transaction agreements.

                    Delinquencies, charge-offs and uncollectible accounts are recognized                                  X
1122(d)(4)(xiv)     and recorded in accordance with the transaction agreements.

                    Any external enhancement or other support, identified in Item
                    1114(a)(1) through (3) or Item 1115 of Regulation AB, is maintained as
1122(d)(4)(xv)      set forth in the transaction agreements.

1 The Asserting Party monitors events of default as obligated pursuant to the transaction agreements.






EX-33 (g)
(logo) LaSalle Bank
       ABN AMRO

LaSalle Bank N.A.
135 South LaSalle Street
Suite 1625
Chicago, IL 60603

Global Securities and Trust Services


Management's Assertion on Compliance with Item 1122 Criteria


LaSalle Bank National Association (the "Asserting Party") is responsible for assessing its compliance with the applicable servicing criteria set forth in
Item 1122(d) of Regulation AB (17 C.F.R, 229.1122(d)) as indicated on Exhibit A annexed hereto entitled "1122 Servicing Criteria to be Addressed in Assessment of Compliance" (the "Servicing Criteria").

The Asserting Party has assessed the effectiveness of its compliance with the applicable Servicing Criteria as of December 31, 2006, and for the period of January 1, 2006 through December 31, 2006 (the "Reporting Period"). In making this assessment, the Asserting Party used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

Based on such assessment, the Asserting Party believes that, as of December 31, 2006 and for the Reporting Period, it has complied in all material respects with the servicing criteria set forth in Item 1122(d) of Regulation AB for the servicing activities it performs in the asset-backed securities transactions detailed on Exhibit B. For servicing criteria 1122(d)(3)(i)(A) and (B), this assertion covers only the information on the report to investors that is required by the respective transaction agreements.

Ernst and Young, an independent registered public accounting firm, has issued an attestation report with respect to the Asserting Party's assessment of compliance with the Servicing Criteria as of December 31, 2006 and for the Reporting Period. The asset-backed securities transactions to which this assertion and the attestation report relate are listed on Exhibit B.

LaSalle Bank National Association


By:    /s/ Barbara L. Marik
Name:  Barbara L. Marik
Title: First Vice President
Date:  February 28, 2007


(page)


Exhibit A

1122 Servicing Criteria
to be addressed in an Assessment of Compliance



Reg AB                                                                              Servicing Criteria
Reference                               Servicing Criteria                             Applicable to
                                                                                       LaSalle Bank
                                                                                   National Association
General Servicing Considerations

                   Policies and procedures are instituted to monitor any
1122(d)(1)(i)      performance or other triggers and events of default in                    X
                   accordance with the transaction agreements.

                   If any material servicing activities are outsourced to third
1122(d)(1)(ii)     parties, policies and procedures are instituted to monitor                X
                   the third party's performance and compliance with such
                   servicing activities.

                   Any requirements in the transaction agreements to maintain a
1122(d)(1)(iii)    back-up servicer for the Pool Assets are maintained.

                   A fidelity bond and errors and omissions policy is in effect on the party participating in the servicing function
1122(d)(1)(iv)     throughout the reporting period in the amount of coverage                 X
                   required by and otherwise in accordance with the terms of the transaction agreements.

Cash Collection and Administration

                   Payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts
1122(d)(2)(i)      no more than two business days following receipt, or such                 X
                   other number of days specified in the transaction
                   agreements.

                   Disbursements made via wire transfer on behalf of an obligor
1122(d)(2)(ii)     or to an investor are made only by authorized personnel.                  X

                   Advances of funds or guarantees regarding collections, cash
1122(d)(2)(iii)    flows or distributions, and any interest or other fees                    X
                   charged for such advances, are made, reviewed and approved as specified in the transaction agreements.

                   The related accounts for the transaction, such as cash
                   reserve accounts or accounts established as a form of over
1122(d)(2)(iv)     collateralization, are separately maintained (e.g., with                  X
                   respect to commingling of cash) as set forth in the
                   transaction agreements.

                   Each custodial account is maintained at a federally insured depository institution as set forth in the transaction
                   agreements. For purposes of this criterion, "federally
1122(d)(2)(v)      insured depository institution" with respect to a foreign                 X
                   financial institution means a foreign financial institution that meets the requirements of Rule 13k-1(b)(1) of the
                   Securities Exchange Act.

                   Unissued checks are safeguarded so as to prevent
1122(d)(2)(vi)     unauthorized access.                                                      X

                   Reconciliations are prepared on a monthly basis for all
                   asset-backed securities related bank accounts, including
                   custodial accounts and related bank clearing accounts. These reconciliations are (A) mathematically accurate; (B)
                   prepared within 30 calendar days after the bank statement
1122(d)(2)(vii)    cutoff date, or such other number of days specified in the                X
                   transaction agreements; (C) reviewed and approved by someone other than the person who prepared the reconciliation; and
                   (D) contain explanations for reconciling items. These
                   reconciling items are resolved within 90 calendar days of
                   their original identification, or such other number of days specified in the transaction agreements.

Investor Remittances and Reporting

                   Reports to investors, including those to be filed with the
                   Commission, are maintained in accordance with the
                   transaction agreements and applicable Commission
1122(d)(3)(i)      requirements. Specifically, such reports (A) are prepared in              X
                   accordance with timeframes and other terms set forth in the transaction


(page)


                   agreements; (B) provide information calculated in accordance with the terms specified in the transaction agreements; (C) are filed with the Commission as required by its rules and regulations; and (D) agree with investors' or the indenture trustee's records as to the total unpaid principal balance and number of Pool Assets serviced by the related Servicer.

                   Amounts due to investors are allocated and remitted in
1122(d)(3)(ii)     accordance with timeframes, distribution priority and other               X
                   terms set forth in the transaction agreements.

                   Disbursements made to an investor are posted within two
1122(d)(3)(iii)    business days to the related Servicer's investor records, or              X
                   such other number of days specified in the transaction
                   agreements.

                   Amounts remitted to investors per the investor reports agree
1122(d)(3)(iv)     with cancelled checks, or other form of payment, or                       X
                   custodial bank statements.

Pool Asset Administration

                   Collateral or security on pool assets is maintained as
1122(d)(4)(i)      required by the transaction agreements or related pool                    X
                   asset documents.

                   Pool assets and related documents are safeguarded as
1122(d)(4)(ii)     required by the transaction agreements                                    X

                   Any additions, removals or substitutions to the asset pool
1122(d)(4)(iii)    are made, reviewed and approved in accordance with any                    X
                   conditions or requirements in the transaction agreements.

                   Payments on pool assets, including any payoffs, made in
                   accordance with the related pool asset documents are posted to the related Servicer's obligor records maintained no more
1122(d)(4)(iv)     than two business days after receipt, or such other number of days specified in the transaction agreements, and
                   allocated to principal, interest or other items (e.g.,
                   escrow) in accordance with the related pool asset
                   documents.

                   The related Servicer's records regarding the pool assets
1122(d)(4)(v)      agree with the related Servicer's records with respect to an obligor's unpaid principal balance.

                   Changes with respect to the terms or status of an obligor's pool assets (e.g., loan modifications or re-agings) are
1122(d)(4)(vi)     made, reviewed and approved by authorized personnel in
                   accordance with the transaction agreements and related pool asset documents.

                   Loss mitigation or recovery actions (e.g., forbearance
                   plans, modifications and deeds in lieu of foreclosure,
1122(d)(4)(vii)    foreclosures and repossessions, as applicable) are
                   initiated, conducted and concluded in accordance with the
                   timeframes or other requirements established by the
                   transaction agreements.

                   Records documenting collection efforts are maintained during the period a pool asset is delinquent in accordance with the transaction agreements. Such records are maintained on at
                   least a monthly basis, or such other period specified in the
1122(d)(4)(viii)   transaction agreements, and describe the entity's activities in monitoring delinquent pool assets including, for example, phone calls, letters and payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or
                   unemployment).

                   Adjustments to interest rates or rates of return for pool
1122(d)(4)(ix)     assets with variable rates are computed based on the related pool asset documents.

                   Regarding any funds held in trust for an obligor (such as
                   escrow accounts): (A) such funds are analyzed, in accordance with the obligor's pool asset documents, on at least an
                   annual basis, or such other period specified in the
1122(d)(4)(x)      transaction agreements; (B) interest on such funds is paid, or credited, to obligors in accordance with applicable pool asset documents and state laws; and (C) such funds are
                   returned to the obligor within 30 calendar days of full
                   repayment of the related pool assets, or such other number of days specified in the transaction agreements.

                   Payments made on behalf of an obligor (such as tax or
                   insurance payments) are made on or before the related
                   penalty or expiration dates, as indicated on the appropriate
1122(d)(4)(xi)     bills or notices for such payments, provided that such
                   support has been received by the servicer at least 30
                   calendar days prior to these dates, or such other number of days specified in the transaction agreements.


(page)


                   Any late payment penalties in connection with any payment to
1122(d)(4)(xii)    be made on behalf of an obligor are paid from the related
                   Servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

                   Disbursements made on behalf of an obligor are posted within
1122(d)(4)(xiii)   two business days to the obligor's records maintained by the servicer, or such other number of days specified in the
                   transaction agreements.

                   Delinquencies, charge-offs and uncollectible accounts are
1122(d)(4)(xiv)    recognized and recorded in accordance with the transaction agreements.

                   Any external enhancement or other support, identified in
1122(d)(4)(xv)     Item 1114(a)(1) through (3) or Item 1115 of Regulation AB,                X
                   is maintained as set forth in the transaction agreements.


(page)


EXHIBIT B
2006 Transactions


Non-Specific Transactions                             Nominal Trustee Transactions

ACE Series 2006-GP1                                   Bear Stearns Series 2006-PWR11
Banc of America Comm. Mtge Series 2006-2              Bear Stearns Series 2006-PWR12
Banc of America Comm. Mtge Series 2006-5              Bear Stearns Series 2006-PWR13
Bear Stearns Series 2006-AQ1                          Bear Stearns Series 2006-PWR14
Bear Stearns Series 2006-EC1                          Bear Stearns Series 2006-TOP22
Bear Stearns Series 2006-EC2                          Bear Stearns Series 2006-TOP24
Bear Stearns Series 2006-HE1                          GSAA Home Equity Trust 2006-14
Bear Stearns Series 2006-HE2                          GSAMP Series 2006-HE3
Bear Stearns Series 2006-HE3                          GSAMP Series 2006-HE4
Bear Stearns Series 2006-HE4                          GSAMP Series 2006-HE5
Bear Stearns Series 2006-HE5                          GSAMP Series 2006-HE6
Bear Stearns Series 2006-HE6                          GSAMP Series 2006-HE7
Bear Stearns Series 2006-HE7                          GSAMP Series 2006-HE8
Bear Stearns Series 2006-HE8                          JP Morgan Series 2006-LDP9
Bear Stearns Series 2006-HE9                          Morgan Stanley Series 2006-TOP21
Bear Stearns Series 2006-HE10                         Morgan Stanley Series 2006-TOP23
Bear Stearns Series 2006-PC1                          Morgan Stanley Capital I Series 2006-HQ10
Bear Stearns ABS Series 2006-1                        Morgan Stanley Mtg Loan Trust Series 2006-16ARX
Bear Stearns Mortgage Funding Series 2006-SL1         Morgan Stanley Mtg Loan Trust Series 2006-1AR
Bear Stearns Mortgage Funding Series 2006-SL2         Morgan Stanley Mtg Loan Trust Series 2006-3AR
Bear Stearns Mortgage Funding Series 2006-SL3         Morgan Stanley Mtg Loan Trust Series 2006-5AR
Bear Stearns Mortgage Funding Series 2006-SL4         Morgan Stanley Mtg Loan Trust Series 2006-6AR
Bear Stearns Mortgage Funding Series 2006-SL5         Morgan Stanley Mtg Loan Trust Series 2006-8AR
Bear Stearns Mortgage Funding Series 2006-SL6         Morgan Stanley Mtg Loan Trust Series 2006-9AR
C-BASS Series 2006-CB7                                Morgan Stanley Mtg Loan Trust Series 2006-2
C-BASS Series 2006-CB9                                Morgan Stanley Mtg Loan Trust Series 2006-7
Citigroup Commercial Mortgage Trust Series 2006-C4    Morgan Stanley Mtg Loan Trust Series 2006-11
Citigroup Commercial Mortgage Trust Series 2006-C5    Morgan Stanley Mtg Loan Trust Series 2006-12XS
CD 2006-CD3 Mortgage Trust                            Morgan Stanley Mtg Loan Trust Series 2006-13ARX
COMM Series 2006-C8                                   Morgan Stanley Mtg Loan Trust Series 2006-15XS
CSFB Commercial Mtg. Trust Series 2006-C4             Morgan Stanley Mtg Loan Trust Series 2006-17XS
First Franklin MLT Series 2006-FF18                   Thornburg Mtg Securities Trust Series 2006-1
Greenwich Capital Series 2006-GG7                     Thornburg Mtg Securities Trust Series 2006-2
GE Capital Comm Mtg. Corp. Series 2006-C1             Thornburg Mtg Securities Trust Series 2006-3
JP Morgan Series 2006-CIBC14                          Thornburg Mtg Securities Trust Series 2006-4
JP Morgan Series 2006-CIBC15                          Thornburg Mtg Securities Trust Series 2006-5
JP Morgan Series 2006-CIBC17                          Thornburg Mtg Securities Trust Series 2006-6
JP Morgan Series 2006-LDP7                            ZUNI Trust Series 2006-0A1
JP Morgan Series 2006-LDP8


Custodian Only Transactions                           Paying Agent Only Transactions

Basic Asset Backed 2006-1                             Washington Mutual Series 2006-AR2
Credit Suisse AB Series 2006-1                        Washington Mutual Series 2006-AR6
Credit Suisse AB Series 2006-2                        Washington Mutual Series 2006-AR7
Credit Suisse AB Series 2006-3                        Washington Mutual Series 2006-AR8
Credit Suisse AB Series 2006-4                        Washington Mutual Series 2006-AR9
Credit Suisse ARMT Series 2006-1                      Washington Mutual Series 2006-AR10
Credit Suisse ARMT Series 2006-2                      Washington Mutual Series 2006-AR11
Credit Suisse ARMT Series 2006-3                      Washington Mutual Series 2006-AR12
Credit Suisse HEMT Series 2006-1                      Washington Mutual Series 2006-AR13
Credit Suisse HEMT Series 2006-2                      Washington Mutual Series 2006-AR14
Credit Suisse HEMT Series 2006-3                      Washington Mutual Series 2006-AR15
Credit Suisse HEMT Series 2006-4                      Washington Mutual Series 2006-AR16
Credit Suisse HEMT Series 2006-5                      Washington Mutual Series 2006-AR17
Credit Suisse HEMT Series 2006-6                      Washington Mutual Series 2006-AR18
Credit Suisse Series 2006-1                           Washington Mutual Series 2006-AR19
Credit Suisse Series 2006-2                           Washington Mutual Series 2006-HE1
Credit Suisse Series 2006-3                           Washington Mutual Series 2006-HE2
Credit Suisse Series 2006-4                           Washington Mutual Series 2006-HE3
Credit Suisse Series 2006-5                           Washington Mutual Series 2006-HE4
Credit Suisse Series 2006-6                           Washington Mutual Series 2006-HE5
Credit Suisse Series 2006-7                           Washington Mutual WMALT 2006-AR1
Credit Suisse Series 2006-8                           Washington Mutual WMALT 2006-AR2
Credit Suisse Series 2006-9                           Washington Mutual WMALT 2006-AR3
Credit Suisse HEAT Series 2006-1                      Washington Mutual WMALT 2006-AR4
Credit Suisse HEAT Series 2006-3                      Washington Mutual WMALT 2006-AR5
Credit Suisse HEAT Series 2006-4                      Washington Mutual WMALT 2006-AR6
Credit Suisse HEAT Series 2006-5                      Washington Mutual WMALT 2006-AR7
Credit Suisse HEAT Series 2006-6                      Washington Mutual WMALT 2006-AR8
Credit Suisse HEAT Series 2006-7                      Washington Mutual WMALT 2006-AR9
Credit Suisse HEAT Series 2006-8                      Washington Mutual WMALT 2006-AR10
Lehman Mortgage Trust Series 2006-1                   Washington Mutual WMALT 2006-1
Lehman Mortgage Trust Series 2006-4                   Washington Mutual WMALT 2006-2
Lehman Mortgage Trust Series 2006-5                   Washington Mutual WMALT 2006-3
Lehman Mortgage Trust Series 2006-6                   Washington Mutual WMALT 2006-4
Lehman Mortgage Trust Series 2006-7                   Washington Mutual WMALT 2006-5
Lehman Mortgage Trust Series 2006-8                   Washington Mutual WMALT 2006-6
Lehman Mortgage Trust Series 2006-9                   Washington Mutual WMALT 2006-7
Lehman XS Trust Series 2006-1                         Washington Mutual WMALT 2006-8
Lehman XS Trust Series 2006-3                         Washington Mutual WMALT 2006-9


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

Lehman XS Trust Series 2006-8
Lehman XS Trust Series 2006-11
Lehman XS Trust Series 2006-15
Lehman XS Trust Series 2006-19
Lehman XS Trust Series 2006-20
Lehman Mortgage Trust Series 2006-2
LB-UBS Comm. Mtge. Trust Series 2006-C1
LB-UBS Comm. Mtge. Trust Series 2006-C3
LB-UBS Comm. Mtge. Trust Series 2006-C4
LB-UBS Comm. Mtge. Trust Series 2006-C6
LB-UBS Comm. Mtge. Trust Series 2006-C7
Merrill Lynch Series 2006-MLN1
Merrill Lynch Series 2006-OPT1
Merrill Lynch Series 2006-WMC2
Merrill Lynch Series 2006-FF1
Merrill Lynch Countrywide Series 2006-1
Merrill Lynch Countrywide Series 2006-2
Merrill Lynch Countrywide Series 2006-3
Merrill Lynch Countrywide Series 2006-4
Merrill Lynch Series 2006-AHL1
Merrill Lynch Series 2006-AR1
Merrill Lynch Series 2006-FM1
Merrill Lynch Series 2006-HE2
Merrill Lynch Series 2006-HE3
Merrill Lynch Series 2006-HE4
Merrill Lynch Series 2006-HE5
Merrill Lynch Series 2006-HE6
Merrill Lynch Series 2006-RM1
Merrill Lynch Series 2006-RM2
Merrill Lynch Series 2006-RM3
Merrill Lynch Series 2006-RM4
Merrill Lynch Series 2006-RM5
Merrill Lynch Series 2006-SD1
Merrill Lynch Series 2006-SL1
Merrill Lynch Series 2006-SL2
Merrill Lynch Series 2006-C1
Merrill Lynch Series 2006-C2
Morgan Stanley Capital I Series 2006-HQ8
Morgan Stanley Capital I Series 2006-HQ9
Morgan Stanley Capital I Series 2006-IQ11
Morgan Stanley Capital I Series 2006-IQ12
Morgan Stanley Mtg Loan Trust Series 2006-4SL
Morgan Stanley Mtg Loan Trust Series 2006-10SL
Morgan Stanley Mtg Loan Trust Series 2006-14SL
OWNIT Mortgage Loan Trust Series 2006-3
OWNIT Mortgage Loan Trust Series 2006-4


Custodian Only Transactions                           Paying Agent Only Transactions

Lehman XS Trust Series 2006-5
Lehman XS Trust Series 2006-7
Lehman XS Trust Series 2006-9
Lehman XS Trust Series 2006-10N
Lehman XS Trust Series 2006-12
Lehman XS Trust Series 2006-13
Lehman XS Trust Series 2006-17
Morgan Stanley Series 2006-HE1
Morgan Stanley Series 2006-HE2
Morgan Stanley Series 2006-HE3
Morgan Stanley Series 2006-HE4
Morgan Stanley Series 2006-HE5
Morgan Stanley Series 2006-HE6
Morgan Stanley Series 2006-HE7
Morgan Stanley Series 2006-HE8
Morgan Stanley HEL Series 2006-1
NYMC Series 2006
SAIL 2006-1
SAIL 2006-2
SAIL 2006-3
SAIL 2006-4
SARM 2006-1
SARM 2006-2
SARM 2006-3
SARM 2006-4
SARM 2006-5
SARM 2006-6
SARM 2006-7
SARM 2006-8
SARM 2006-9
SARM 2006-10
SARM 2006-11
SARM 2006-12
SASCO 2006-BC1
SASCO 2006-BC2
SASCO 2006-BC3
SASCO 2006-BC4
SASCO 2006-BC5
SASCO 2006-BC6
SASCO 2006-S1
SASCO 2006-S2
SASCO 2006-S3
SASCO 2006-S4
Sequoia Alternative Loan Trust Series 2006-1


(page)


Non-Specific Transactions                             Nominal Trustee Transactions

OWNIT Mortgage Loan Trust Series 2006-5
OWNIT Mortgage Loan Trust Series 2006-6
OWNIT Mortgage Loan Trust Series 2006-7
SACO I Trust Series 2006-1
SACO I Trust Series 2006-2
SACO I Trust Series 2006-3
SACO I Trust Series 2006-4
SACO I Trust Series 2006-5
SACO I Trust Series 2006-6
SACO I Trust Series 2006-7
SACO I Trust Series 2006-8
SACO I Trust Series 2006-9
SACO I Trust Series 2006-10
SACO I Trust Series 2006-12
SATURNS Series 2006-1
SATURNS Series 2006-2
TILES Series 2006-1
Wachovia Bank CMT Series 2006-C24


Custodian Only Transactions                           Paying Agent Only Transactions






EX-33 (h)
(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com

Certification Regarding Compliance with Applicable Servicing Criteria

1. Option One Mortgage Corporation and its wholly owned subsidiary, Premier Property Tax Services, LLC (the "Company" or "Option One") is responsible for assessing compliance with the servicing criteria applicable to it under paragraph (d) of Item 1122 of SEC Regulation AB, as of and for the 12-month period ended December 31, 2006 (the "Reporting Period"), as set forth in Appendix A hereto. The transactions covered by this report include publicly-issued asset-backed securities transactions issued on or after January 1, 2006 for which the Company acted as the master servicer or servicer, involving first lien and second lien subprime residential mortgage loans, excluding loans originated and serviced by Option One and sold to Government Sponsored Enterprises such as FNMA ("Fannie Mae") and FHLMC ("Freddie Mac") (the "Platform").

2. Except as set forth in paragraph 3 below, the Company used the criteria set forth in paragraph (d) of Item 1122 of SEC Regulation AB to assess the compliance with the applicable servicing criteria;

3. The criteria listed in the columns titled "Inapplicable Servicing Criteria" on Appendix A hereto are inapplicable to the Company based on the activities it performs, with respect to the Platform;

4. The Company has complied, in all material respects, with the applicable servicing criteria for the Reporting Period with respect to the Platform taken as a whole, except as described on Appendix B hereto;

5. KPMG LLP, a registered public accounting firm, has issued an attestation report on the Company's assessment of compliance with the applicable servicing criteria for the Reporting Period.

This certification is dated March 21, 2007.

Option One Mortgage Corporation

By:/s/Rodney A. Smith
Name: Rodney A. Smith
Title: Vice President, Investor Accounting

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
1
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com

APPENDIX A

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   General Servicing Considerations

                   Policies and procedures are instituted            X^1                                                   x^2
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
1122(d)(1)(i)      agreements.

                   If any material servicing activities              X^3
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
1122(d)(1)(ii)     activities.


                   Any requirements in the transaction                                                                      X
                   agreements to maintain a back-up servicer
1122(d)(1)(iii)    for the pool assets are maintained.

                   A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
1122(d)(1)(iv)     the transaction agreements.

                   Cash Collection and Administration

                   Payments on pool assets are deposited             X
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
1122(d)(2)(i)      agreements.

                   Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
1122(d)(2)(ii)     made only by authorized personnel.

                   Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
1122(d)(2)(iii)    the transaction agreements.


1^ Option One asserts to the component of the criterion of monitoring
   Servicer events of default and Servicer termination triggers related to events of default.

2^ Another party performs all other activities related to this criterion.

3^ Option One asserts that only two third parties exist within this criterion FIS Tex Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA". Both of these third parties have provided an assertion end related attestation report for the activities they perform with respect to the relevant criteria.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800


(logo) EQUAL HOUSING LENDER

2
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   The related accounts for the                      X^4                                                X^5
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
1122(d)(2)(iv)     the transaction agreements.

                   Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Rule 13k-1(b)(1)
1122(d)(2)(v)      of the Securities Excahnge Act.

                   Unissued checks are safeguarded so as             X^6
1122(d)(2)(vi)     to prevent unauthorized access.

                   Reconciliations are prepared on a                 X
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations are (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
1122(d)(2)(vii)    agreements.




4^ Option One asserts to this criterion with respect to establishing and maintaining principal & interest custodial accounts and impound (tax & insurance) custodial accounts.

5^ Another party performs all other activities related to this criterion.

6^ Option One asserts in whole to this criterion as Option One utilizes safety paper blank check stock and has no unissued checks.


6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
3
(page)


(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   Investor Remittances and Reporting

                   Reports to investors, including those            X^7
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information                                                                  X^8
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
                   trustee's records as to the total unpaid
                   principal balance and number of [pool
1122(d)(3)(i)      assets] serviced by the Servicer.

                   Amounts due to investors are allocated          X^9                                                  X^10
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
 1122(d)(3)(ii)    agreements.

                   Disbursements made to an investor are           X
                   posted within two business days to the
                   Servicer's investor records, or such other
                   number of days specified in the transaction
1122(d)(3)(iii)    agreements.

                   Amounts remitted to investors per the           X
                   investor reports agree with cancelled
                   checks, or other form of payment, or
1122(d)(3)(iv)     custodial bank statements.

                   Pool Asset Administration

                   Collateral or security on pool assets           X^11                                                 X^12
                   is maintained as required by the
                   transaction agreements or related mortgage
1122(d)(4)(i)      loan documents.


7^ For (A), (B), and (D), the Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents. (C) is not applicable to Option One.

8^  Another party performs all other activities related to this criterion.

9^ Option One asserts to timely remittances to the Trustee as defined in the transaction agreements.

10^ Another party performs all other activities related to this criterion.

11^ Option One asserts to this criterion only as it relates to its obligation to request and obtain a collateral file from the custodian in accordance with the transaction agreements.

12^ Another party performs all other activities related to this criterion.



6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
4
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   pool assets and related documents are             X^13                                                   X^14
                   safeguarded as required by the
1122(d)(4)(ii)     transaction agreements.

                   Any additions, removals, or                       X^15                                                  X^16
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
1122(d)(4)(iii)    transaction agreements.

                   Payments on pool assets, including any            X
                   payoffs, made in accordance with related
                   pool asset documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to principal, interest, or
                   other items (e.g., escrow) in accordance
1122(d)(4)(iv)     with the related pool asset documents.

                   The Servicer's records regarding the              X
                   pool assets agree with the Servicer's
                   records with respect to an obligor's
1122(d)(4)(v)      unpaid principal balance.


                   Changes with respect to the terms or              X
                   status of an obligor's pool asset (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
1122(d)(4)(vi)     asset documents.

                   Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
1122(d)(4)(vii)    agreements.

                   Records documenting collection efforts            X
                   are maintained during the period a pool
                   asset is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent pool assets including, for
1122(d)(4)(viii)   example, phone calls, letters, and

13^ Option One asserts to this criterion as it relates to its responsibility to return collateral files to the custodian when required under the transaction agreements.

14^ Another party performs all other activities related to this criterion.

15^ Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents.

16^ Another party performs all other activities related to this criterion.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER

5
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   payment rescheduling plans in cases where delinquency is deemed temporary (e.g., illness or unemployment).

                   Adjustments to interest rates or rates            X
                   of return for pool assets with variable
                   rates are computed based on the related
1122(d)(4)(ix)     pool asset documents.

                   Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's pool asset documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable pool asset
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related [pool asset], or such other number
                   of days specified in the transaction
1122(d)(4)(x)      agreements.

                   Payments made on behalf of an obligor             X^17                                X
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
1122(d)(4)(xi)     the transaction agreements.

                   Any late payment penalties in                     X^18                                X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
1122(d)(4)(xii)    to the obligor's error or omission.

17^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" each of whom has performed an assessment of their compliance obtained a related attestation report.

18^ Option One asserts only to late payments related to tax disbursements made by wholly-owned Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDING
6
(page)

(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com


                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   Disbursements made on behalf of an                X^19                                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the Servicer, or such other number of
                   days specified in the transaction
1122(d)(4)(xiii)   agreements.

                   Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
1122(d)(4)(xiv)    transaction agreements.

                   Any external enhancement or other                                                                        X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
1122(d)(4)(xv)     forth in the transaction agreements.



19^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING LENDER
7
(page)


(logo) OPTION ONE MORTGAGE
One gets it done.

www.optiononemortgage.com




APPENDIX B


Criteria 1122(d)(1)(iv)
Option One's fidelity bond insurance was less than FNMA requirements by approximately $5.4 million on average during the first six months of the year, and during such six month period reached up to $8.6 million less than the FNMA requirements. Upon discovery of the deficiency, Option One renewed the insurance policy on June 17,2006 for coverage in excess of the FNMA requirements.


6501 Irvine Center Drive * Irvine * California * 92618 *(800) 704-0800

(logo) EQUAL HOUSING LENDER
8





EX-33 (i)
Management's Assertion

Report on Compliance with Applicable Servicing Critetia Pursuant to Item 1122 of Regulation AB under the Securities Exchange Act of 1934

U.S. Bank National Association ("U.S. Bank") as a party participating in the servicing function for the following transactions:

U.S. Bank Corporate Trust Asset Backed Securities Platform^1

hereby provides the following report on its assessment of compliance with the servicing criteria set forth in Item 1122 of Regulation AB applicable to it and as described on Exhibit A hereto:

1. U.S. Bank is responsible for assessing its compliance with the servicing criteria applicable to it as noted on the accompanying Exhibit A;

2 U.S. Bank used the criteria set forth in paragraph (d) of Item 1122 of Regulation AB to assess its compliance with the applicable servicing criteria;

3 U.S. Bank's assessment of its compliance with the applicable servicing criteria is as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report. U.S. Bank's participation in the servicing function complied in all material respects with the applicable servicing criteria

4 Ernst & Young, a registered public accounting firm, has issued an attestation report on U.S. Bank's assessment of compliance with the applicable servicing criteria as of and for the period beginning on January 1, 2006 and ending December 31, 2006, the end of the fiscal year covered by the Form 10-K report.

US BANK NATIONAL ASSOCIA1ION

/s/ Bryan R. Calder
Name: Bryan R. Calder
Title: Executive Vice President

Date: February 26, 2007

1 The U.S. Bank Corporate Trust ABS Platform (the "Platform") consists of the activities involved in the performance of servicing functions for (i) publicly issued asset-backed and mortgage-backed transactions the securities of which were offered on or after January 1, 2006 and (ii) certain asset-backed transactions offered prior to January l, 2006 for which the Issuer has voluntarily elected to make Regulation AB compliant filings under the Securities Exchange Act of 1934, as amended. The Platform does not include transactions comprised of the repackaging of corporate debt and/or other agency securities.

(page)


EXHIBIT A to Management's Assertion




Reg AB
Reference            Servicing Criteria

                  General Servicing Considerations

1122(d)(1)(i)     Policies and procedures are instituted          Not Applicable
                  to monitor any performance or other
                  triggers and events of default in
                  accordance with the transaction
                  agreements

1122(d)(1)(ii)    If any material servicing activities
                  are outsourced to third parties, policies
                  and procedures are instituted to monitor
                  the third party's performance and
                  compliance with such servicing
                  activities


1122(d)(1)(iii)   Any requirements in the transaction             Not Applicable
                  agreements to maintain a back-up servicer
                  for the Pool Assets are maintained

1122(d)(1)(iv)    A fidelity bond and errors and
                  omissions policy is in effect on the
                  party participating in the servicing
                  function throughout the reporting period
                  in the amount of coverage required by and
                  otherwise in accordance with the terms of
                  the transaction agreements

                  Cash Collection and Administration

1122(d)(2)(i)     Payments on pool assets are deposited           Not Applicable
                  into the appropriate custodial bank
                  accounts and related bank clearing
                  accounts no more than two business days
                  following receipt or such other number
                  of days specified in the transaction
                  agreements

1122(d)(2)(ii)    Disbursements made via wire transfer on         Not Applicable
                  behalf of an obligor or to an investor are
                  made only by authorized personnel

1122(d)(2)(iii)   Advances of funds or guarantees                 Not Applicable
                  regarding collections, cash flows or
                  distributions, and any interest or other
                  fees charged for such advances, are made
                  reviewed and approved as specified in
                  the transaction agreements

1122(d)(2)(iv)    The related accounts for the                    Not Applicable
                  transaction, such as cash reserve
                  accounts or accounts established as a
                  form of over collateralization are
                  separately maintained (e.g., with respect
                  to commingling of cash) as set forth in
                  the transaction agreements

1122(d)(2)(v)     Each custodial account is maintained at         Not Applicable
                  a federally insured depository
                  institution as set forth in the
                  transaction agreements. For purposes of
                  this criterion, "federally insured
                  depository institution" with respect to a
                  foreign financial institution means a
                  foreign financial institution that meets
                  the requirements of Rule 13k-1(b)(1)
                  of the Securities Exchange Act

1122(d)(2)(vi)    Unissued checks are safeguarded so as           Not Applicable
                  to prevent unauthorized access

1122(d)(2)(vii)   Reconciliations are prepared on a               Not Applicable
                  monthly basis for all asset-backed
                  securities related bank accounts,
                  including custodial accounts and related
                  bank clearing accounts. These
                  reconciliations are (A) mathematically
                  accurate; (B) prepared within 30
                  calendar days after the bank statement
                  cutoff date, or such other number of days
                  specified in the transaction agreements;
                  (C) reviewed and approved by someone
                  other than the person who prepared the
                  reconciliation; and (D) contain explanations
                  for reconciling items. These reconciling
                  items are resolved within 90 calendar days of
                  their original identification, or such
                  other number of days specified in the
                  transaction agreements

                  Investor Remittances and Reporting

1122(d)(3)(i)     Reports to investors, including those           Not Applicable
                  to be filed with the Commission are
                  maintained in accordance with the
                  transaction agreements and applicable
                  Commission requirements. Specifically,
                  such reports (A) are prepared in
                  accordance with timeframes and other
                  terms set forth in the transaction
                  agreements; (B) provide information
                  calculated in accordance with the terms
                  specified in the transaction agreements;
                  (C) are filed with the Commission as
                  required by its rules and regulations;
                  and (D) agree with the investors' or
                  trustee's records as to the total unpaid
                  principal balance and number of Pool
                  Assets serviced by the Servicer

1


(page)



1122(d)(3)(ii)    Amounts due to investors are allocated          Not Applicable
                  and remitted in accordance with
                  timeframes, distribution priority and
                  other terms set forth in the transaction
                  agreements

1122(d)(3)(iii)   Disbursements made to an investor are           Not Applicable
                  posted within two business days to the
                  Servicer's investor records or such other
                  number of days specified in the transaction
                  agreements.

1122(d)(3)(iv)    Amounts remitted to investors per the           Not Applicable
                  investor reports agree with cancelled
                  checks, or other form of payment, or
                  custodial bank statements

                  Pool Asset Administration

1122(d)(4)(i)     Collateral or security on pool assets
                  is maintained as required by the
                  transaction agreements or related pool
                  asset documents

1122(d)(4)(ii)    Pool assets and related documents are
                  safeguarded as required by the
                  transaction agreements

1122(d)(4)(iii)   Any additions, removals or
                  substitutions to the asset pool are made,
                  reviewed and approved in accordance with
                  any conditions or requirements in the
                  transaction agreements

1122(d)(4)(iv)    Payments on pool assets, including any          Not Applicable
                  payoffs, made in accordance with the related
                  pool asset documents are posted to the
                  Servicer's obligor records maintained no
                  more than two business days after
                  receipt, or such other number of days
                  specified in the transaction agreements
                  and allocated to principal, interest, or
                  other items (e.g., escrow) in accordance
                  with the related pool asset documents

1122(d)(4)(v)     The Servicer's records regarding the            Not Applicable
                  pool assets agree with the Servicer's
                  records with respect to an obligor's
                  unpaid principal balance

1122(d)(4)(vi)    Changes with respect to the terms or            Not Applicable
                  status of an obligor's pool asset (e.g.,
                  loan modifications or re-agings) are
                  made reviewed and approved by authorized
                  personnel in accordance with the
                  transaction agreements and related pool
                  asset documents

1122(d)(4)(vii)   Loss mitigation or recovery actions             Not Applicable
                  (e.g., forbearance plans, modifications
                  and deeds in lieu of foreclosure,
                  foreclosures and repossessions, as
                  applicable) are initiated conducted and
                  concluded in accordance with
                  the timeframes or other requirements
                  established by the transaction
                  agreements

1122(d)(4)(viii)  Records documenting collection efforts          Not Applicable
                  are maintained during the period a pool
                  asset is delinquent in accordance with
                  the transaction agreements. Such records
                  are maintained on at least a monthly
                  basis or such other period specified in
                  the transaction agreements, and describe
                  the entity's activities in monitoring
                  delinquent pool assets including, for
                  example, phone calls, letters, and
                  payment rescheduling plans in cases where
                  delinquency is deemed temporary (e.g.,
                  illness or unemployment)

1122(d)(4)(ix)    Adjustments to interest rates or rates          Not Applicable
                  of return for pool assets with variable
                  rates are computed based on the related
                  pool asset documents

1122(d)(4)(x)     Regarding any funds held in trust for           Not Applicable
                  an obligor (such as escrow accounts):
                  (A) such funds are analyzed, in
                  accordance with the obligor's pool asset
                  documents, on at least an annual basis
                  or such other period specified in the
                  transaction agreements; (B) interest on
                  such funds is paid, or credited, to
                  obligors in accordance with
                  applicable pool asset documents and
                  state laws; and (C) such funds are
                  returned to the obligor within 30 calendar
                  days of full repayment of the related
                  pool assets, or such other number of days
                  specified in the transaction agreements

2


(page)





1122(d)(4)(xi)    Payments made on behalf of an obligor           Not Applicable
                  (such as tax or insurance payments) are
                  made on or before the related penalty or
                  expiration dates, as indicated on the
                  appropriate bills or notices for such
                  payments provided that such support has
                  been received by the servicer at least 30
                  calendar days prior to these dates or
                  such other number of days specified in
                  the transaction agreements

1122(d)(4)(xii)   Any late payment penalties in                   Not Applicable
                  connection with any payment to be made on
                  behalf of an obligor are paid from the
                  Servicer's funds and not charged to the
                  obligor unless the late payment was due
                  to the obligor's error or omission

1122(d)(4)(xiii)  Disbursements made on behalf of an              Not Applicable
                  obligor are posted within two business
                  days to the obligor's records maintained
                  by the servicer or such other number of
                  days specified in the transaction
                  agreements

1122(d)(4)(xiv)   Delinquencies, charge-offs, and                 Not Applicable
                  uncollectible accounts are recognized and
                  recorded in accordance with the
                  transaction agreements

1122(d)(4)(xv)    Any external enhancement or other               Not Applicable
                  support, identified in Item
                  1114(a)(1) through (3) or Item 1115 of
                  this Regulation AB is maintained as set
                  forth in the transaction agreements


3





EX-33 (j)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (k)
(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") provides this assessment of compliance with the following applicable servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. Management has determined that the servicing criteria are applicable in regards to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the "Platform").

Applicable Servicing Criteria: All servicing criteria set forth in Item 1122(d), to the extent required in the related transaction agreements or required by the
Item 1122(d) servicing criteria in regards to the activities performed by the Company, except for the following criteria: 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x),
1122(d)(4)(xi), 1122(d)(4)(xii) and 1122(d)(4)(xiii), which management has determined are not applicable to the activities the Company performs with respect to the Platform (the "Applicable Servicing Criteria").

Period: Twelve months ended December 31, 2006 (the "Period").

Third parties classified as vendors: With respect to servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to handle certain Uniform Commercial Code filing functions required by the servicing criteria ("vendors"). The Company has determined that none of the vendors is a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company elects to take responsibility for assessing compliance with the portion of the servicing criteria applicable to each vendor as permitted by Interpretation 17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). The Company has policies and procedures in place to provide reasonable assurance that each vendor's activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria.

With respect to the Platform and the Period, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing its compliance with the Applicable Servicing Criteria.

2. The Company has assessed compliance with the Applicable Servicing Criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as described above, as of and for the Period. In performing this assessment, management used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Other than as identified on Schedule A hereto, as of and for the Period, the Company was in material compliance with the Applicable Servicing Criteria. Any material instances of noncompliance by a vendor of which the Company is aware and any material deficiency in the Company's policies and procedures to monitor vendors' compliance that the Company has identified is specified on Schedule A hereto.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's foregoing assessment of compliance as of and for the Period.

WELLS FARGO BANK, NATIONAL ASSOCIATION

By:/s/ Brian Bartlett
Brian Bartlett

Its:   Executive Vice President

Dated: March 1, 2007


(page)


(logo) WELLS FARGO

Corporate Trust Services
9062 Old Annapolis Road
Columbia, MD 21045-1951
410 884-2000
410 715-2380 Fax

Wells Fargo Bank, N.A.

Schedule A

Material Instances of Noncompliance by the Company

1122(d)(3)(i)- Delinquency Reporting - During the reporting period, certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets, which errors may or may not have been material. All such errors were the result of data processing errors and/or the mistaken interpretation of data provided by other parties participating in the servicing function. All necessary adjustments to data processing systems and/or interpretive clarifications have been made to correct those errors and to remedy related procedures.

Material instances of Noncompliance by any Vendor

NONE

Material Deficiencies In Company's Policies and Procedures to Monitor Vendors' Compliance

NONE





EX-33 (l)
(logo) WELLS FARGO

Wells Fargo Bank, N.A.
Document Custody
1015 10th Avenue SE
Minneapolis, MN 55414


Appendix I


ASSESSMENT OF COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

Corporate Trust Services division of Wells Fargo Bank, National Association (the "Company") is responsible for assessing compliance with the servicing criteria set forth in Item 1122(d) of Regulation AB promulgated by the Securities and Exchange Commission. The Company has determined that the servicing criteria are applicable in regard to the servicing platform for the period as follows:

Platform: Publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006, for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the "Platform").

Applicable Servicing Criteria: The servicing criteria set forth in Item 1122(d)(4)(i) and 1122(d)(4)(ii), in regard to the activities performed by the Company with respect to the Platform (the "Applicable Servicing Criteria"). The Company has determined that all other servicing criteria set forth in Item 1122(d) are not applicable to the Platform.

Period: Twelve months ended December 31, 2006 (the "Period").

With respect to the Platform, the Company provides the following assessment of compliance with respect to the Applicable Servicing Criteria:

1. The Company is responsible for assessing the Company's compliance with the Applicable Servicing Criteria as of and for the Period.

2. The Company has assessed compliance with the Applicable Servicing
Criteria. In performing this assessment, the Company used the criteria set forth by the Securities and Exchange Commission in paragraph (d) of Item 1122 of Regulation AB.

3. Based on such assessment, as of and for the Period, the Company has complied, in all material respects with the Applicable Servicing Criteria.

KPMG LLP, a registered public accounting firm, has issued an attestation report with respect to the Company's assessment of compliance as of and for the Period.


WELLS FARGO BANK, NATIONAL ASSOCIATION

By: /s/ Shari L. Gillund
Shari L. Gillund

Its: Senior Vice President

Dated: March 1, 2007





EX-33 (m)
(logo) ZC STERLING

ZC Sterling Corporation
210 Interstate North Parkway
Suite 400
Atlanta, GA 30339

Tel 770.690.8400
Fax 770.690.8240
http://www.zcsterling.com

Report on Assessment of Compliance with Securities and Exchange
Commission's Regulation AB Servicing Criteria

For the calendar year ending December 31 2006, or portion thereof (the "Period"), ZC Sterling Insurance Agency, Inc. ("ZCSIA") has been a subcontractor for Servicers identified in Appendix A.

The undersigned are Senior Vice Presidents of ZCSIA, have sufficient authority to make the statements contained in this Assertion and are responsible for assessing compliance with the servicing criteria applicable to ZCSIA. ZCSIA has used the servicing criteria communicated to ZCSIA by the Servicer to assess compliance with the applicable servicing criteria. Accordingly, servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and
1122 (d) 4(xiii) are applicable to the activities performed by ZCSIA with respect to the Platforms covered by this report. The remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by ZCSIA with respect to the Platform covered by this report. As a subcontractor for Servicer, ZCSIA has determined that it complied in all material respects with the servicing criteria listed below. ZCSIA engaged Ernst & Young, LLP ("E&Y"), a registered public accounting firm, to review ZCSIA's assessment, and E&Y has issued an attestation report on ZCSIA's assessment of compliance with the applicable servicing criteria for the Period.

1. ZCSIA maintained a fidelity bond and errors & omissions policy in effect on ZCSIA throughout the reporting period in the amount of coverage required by the transaction agreements between the Servicer and ZCSIA (1122(d)((1)(iv)).

2. To the extent that ZCSIA prints checks for Servicer or otherwise has Servicer's checks or check stock, unissued checks are safeguarded so as to prevent unauthorized access (1122(d)(2)(vi)). [AS OF DECEMBER 31, 2006, THIS PROVISION WILL APPLY ONLY FOR THE FOLLOWING SERVICERS: ABN Amro Mortgage Group, Inc, Option One Mortgage Corporation, Sun Trust Mortgage, Inc., HomEq Servicing Corporation, Wachovia Insurance Corporation, Wells Fargo Home Mortgage.


(page)


3. Payments made on behalf of Servicer's obligor for insurance premiums are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the Servicer at least thirty (30) calendar days prior to these dates, or such other number of days specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xi)).

4. Any late payment penalties in connection with any payment for insurance to be made on behalf of Servicer's obligor are paid from the Servicer's funds or ZCSIA's funds and not charged to Servicer's obligor, unless the late payment was due to the obligor's error or omission (1122(d)(4)(xii)).

5. File(s) provided to Servicer from which Servicer may make disbursements made on behalf of Servicer's obligor are provided to Servicer on an accurate and timely basis and the information thereon is subject to such controls as are specified in the transaction agreements between Servicer and ZCSIA (1122(d)(4)(xiii)).

Sincerely,
ZC STERLING INSURANCE AGENCY, INC.

By: /s/ Arthur J. Castner
Arthur J. Castner

Title: Senior Vice President - Hazard Operations

Date: February 20, 2007

By: /s/ James P. Novak
James P. Novak

Title: Senior Vice President & General Counsel

Date: February 20, 2007


2


(page)


Appendix A
The following is a list of Clients serviced on the ZC Sterling Integrated Product Solution (ZIPS) Platform:

     1. ABN Amro Mortgage Group, Inc.
     2. Dovenmuehle Mortgage, Inc.
     3. HomEq Servicing Corporation
     4. Option One Mortgage Corporation
     5. People's Choice Home Loan, Inc.
     6. Sun Trust Mortgage, Inc.
     7. Wachovia Insurance Agency (and its affiliates, including Wachovia Mortgage Corporation)
     8. Wells Fargo Home Mortgage


3





EX-34 (a)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado 80202-5663

Phone: (720)931-4000
Fax: (720)931-4444
www.ey.com

Report of Independent Registered Public Accounting Firm
Regulation AB Item 1122 Master Servicing Platform

Board of Directors
Aurora Loan Services LLC

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Servicing Criteria (the "Management Certification"), that Aurora Loan Services LLC (the "Company"), a wholly-owned subsidiary of Lehman Brothers Bank FSB, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the residential mortgage loan master servicing compliance platform (the "Regulation AB Item 1122 Master Servicing Platform"), as defined in the Management Certification, as of and for the year ended December 31, 2006, except for criteria 1122(d)(l)(ii), 1122(d)(1)(iii), 1122(d)(2)(iii),
1122(d)(2)(vi), I122(d)(3)(i)(C), 1122(d)(4)(i), 1122(d)(4)(ii), 1122(d)(4)(iv)
through 1122(d)(4)(xiii), and 1122(d)(4)(xv), which the Company has determined are not applicable to the activities performed by them with respect to the Regulation AB Item 1122 Master Servicing Platform covered by this report. Management is responsible for the Company's compliance with the applicable servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the applicable servicing criteria based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Regulation AB Item 1122 Master Servicing Platform, testing of less than all of the servicing activities related to the Regulation AB Item 1122 Master Servicing Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

A member firm of Ernst & Young Global Limited


(page)


(logo) ERNST & YOUNG

Ernst & Young LLP

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the Regulation AB 1122 Master Servicing Platform, is fairly stated, in all material respects.

/s/ Ernst & Young,LLP

March 13, 2007

A member firm of Ernst & Young Global Limited

2





EX-34 (b)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000

Report of Independent Registered Public Accounting Firm

To the Stockholder of Chase Home Finance LLC:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that Chase Home Finance LLC (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period"), for asset backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(iii), 1122(d)(4)(i), 1122(d)(4)(ii) and 1122(d)(4)(xv), which the
Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the for asset-backed securities transactions backed by subprime residential mortgages serviced on the LSAMS I where the related asset-backed securities were outstanding during the Reporting Period is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP

February 26, 2007





EX-34 (c)
(logo) HEIN & ASSOCIATES LLP
Certified Public Accountants and Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Clayton Fixed Income Services
Denver, Colorado

We have examined management's assertion, included in the accompanying Certification Regarding Compliance with Applicable Serving Criteria Report ("Management's Report"), that Clayton Fixed Income Services ("CFIS") complied with the following list of specified requirements pursuant to agreements with certain Trusts identified below. The transactions covered by this report include mortgage-backed securities transactions (each, a "Trust") for which CFIS acted as credit risk manager (the "Platform"), including: BNC 2006-2, SAIL 2006-BNC1, SAIL 2006-BNC2, SAIL 2006-2, SAIL 2006-3, SAIL 2006-4, SASCO 2006-AM1, SASCO
2006-BC1, SASCO 2006-BC2, SASCO 2006-BC3, SASCO 2006-BC-4, SASCO 2006-BC6, and
Soundview 2006-EQ2.

Clayton shall have prepared and made available on or about the 15th calendar day of each month the following reports (the "Reports"):

(i) The Watchlist Report including a listing of mortgage loans in any delinquency status, including current and paid off loans, and any additional comments by Clayton.

(ii) The Loss Severity Report providing a compilation and summary of all losses, indicating the loan loss severity for each mortgage pool.

(iii) The Mortgage Insurance Claims Report providing a summary of claims submitted to the PMI Insurer by the servicers, claim payment and denial information, and penalties accessed.

(iv) The Prepayment Premiums Report indicating prepayment premiums accessed or waived by each servicer.

(v)   The Analytics Report including statistical and/or graphical portrayals of:

      (A)  The delinquency trend

      (B)  Prepayment analysis, and

      (C)  The standard default assumptions

We have not examined any of the underlying information contained within the Reports, and as such, express no opinion related to the underlying information contained within the Reports.

Management is responsible for Clayton Fixed Income Services' compliance with those requirements. Our responsibility is to express an opinion on management's assertion about Clayton Fixed Income Services' compliance based on our examination.

717 17th Street, 16th Floor
Denver, Colorado 80202-3323
Phone: 303-298-9600
Fax: 303-298-8118
www.heincpa.com

(logo) Celebrating 30 Years


(page)


Clayton Fixed Income Services
Page 2

Our examination was conducted in accordance with the attestation standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about Clayton Fixed Income Services' compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Clayton Fixed Income Services' compliance with specified requirements.

In our opinion, except for items observed in the Management Report, management's assertion that Clayton Fixed Income Services complied with the aforementioned requirements during the period from January 1, 2006 to December 31, 2006 is fairly stated, in all material respects.

We have not examined any of the other assertions included in management's report and, accordingly, express no opinion on assertions not specifically identified above.

/s/ Hein & Associates LLP

HEIN & ASSOCIATES LLP

Denver, Colorado
March 15, 2007





EX-34 (d)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212


Report of Independent Registered Public Accounting Firm


The Board of Directors
The Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas:

We have examined management's assertion, included in the accompanying Appendix I, that the Trust & Securities Services department of Deutsche Bank National Trust Company and Deutsche Bank Trust Company Americas (collectively the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and other asset-backed securities issued on or after January 1, 2006, for which the Company provides trustee, securities administration or paying agent services, excluding any publicly issued transactions, sponsored or issued by any government sponsored entity (the Platform), except for servicing criteria 1122(d)(2)(iii), 1122(d)(4)(iv), 1122(d)(4)(v), 1122(d)(4)(vi), 1122(d)(4)(vii), 1122(d)(4)
(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi), 1122(d)(4)(xii), 1122(d)
(4)(xiii) and 1122(d)(4)(xiv ), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly,included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in management's assertion included in the accompanying Appendix I, for servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii), the
Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC


(page)


(logo) KPMG


Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and procedures in place designed to provide reasonable assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria, including servicing criteria 1122 (d)(2)(i), 1122 (d)(4)(i) and 1122(d)(4)(ii) for which compliance is determined based on Interpretation 17.06 as described above, as of and for the twelve months ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Chicago, Illinois
February 28, 2007


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.





EX-34 (e)
(logo) KPMG

100 North Tampa Street
Suite 1700
Tampa, FL 33602

Report of Independent Registered Public Accounting Firm

The Board of Directors
Fidelity National Information Services, Inc
FIS Tax Services (FIS)


We have examined management's assessment, included in the accompanying Management Compliance Statement that FIS Tax Services (FIS) complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation to residential mortgage loans (the Platform), except for General Servicing Consideration criteria (i)-(iv), Cash Collections and Administration (i)-(vii), Investor Remittances and Reporting (i)-(iv), and Pool Asset Administration (i)-(x), (xiv), and (xv), which FIS has determined are not applicable to the activities it performs with respect to the Platform, as of and for the period ending December 31, 2006. FIS has determined the following servicing criteria from 1122(d)(4) were applicable to the activities it performs with respect to the Platform.

(xi) Payments made on behalf of an obligor (such as tax or insurance payments) are made on or before the related penalty or expiration dates, as indicated on the appropriate bills or notices for such payments, provided that such support has been received by the servicer at least 30 calendar days prior to these dates, or such other number of days specified in the transaction agreements.

(xii) Any late payment penalties in connection with any payment to be made on behalf of an obligor are paid from the servicer's funds and not charged to the obligor, unless the late payment was due to the obligor's error or omission.

(xiii) Disbursements made on behalf of an obligor are posted within two business days to the obligor's records maintained by the servicer, or such other number of days specified in the transaction agreements.

Management is responsible for FIS' compliance with those servicing criteria. Our responsibility is to express an opinion on management's assessment about FIS' compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about FIS' compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual residential mortgage loans that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether FIS processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by FIS during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by FIS during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on FIS' compliance with the servicing criteria. In our opinion, management's assessment that FIS complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 is fairly stated, in all material respects.


/s/ KPMG LLP

Tampa, Florida
January 22, 2007


KPMG LLP, a U.S. limited habilay partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (f)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
PricewaterhouseCoopers Center
300 Madison Avenue
New York NY 10017
Telephone (646) 471 3000
Facsimile (813) 286 6000

Report of Independent Registered Public Accounting Firm

To the Stockholder of JPMorgan Chase Bank, National Association:


We have examined management's assertion, included in the accompanying Management's Report on Assessment of Compliance with Applicable Servicing Criteria, that JPMorgan Chase Bank, National Association (the "Company") complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB, as of and for the year ended December 31, 2006 (the "Reporting Period") for asset-backed securities transactions backed by subprime residential mortgages serviced on the Loan Servicing and Accounting Management System I ("LSAMS I") where the related asset-backed securities were outstanding during the Reporting Period (the "Platform"), excluding criteria 1122(d)(1)(iii);1122(d)(2)(i), (ii), (iii), (iv), (v), (vi),
(vii); 1122(d)(3)(i), (ii), (iii), (iv); 1122(d)(4)(iv), (v), (vi), (vii),
(viii), (ix), (x), (xi), (xii), (xiii), (xiv), and (xv), which the Company has determined are not applicable to the activities performed by it with respect to the Platform. Management is responsible for the Company's compliance with the servicing criteria. Our responsibility is to express an opinion on management's assertion based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of selected asset-backed transactions and securities that comprise the Platform, testing of selected servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the applicable servicing criteria. Our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to detect noncompliance arising from errors that may have occurred prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned applicable servicing criteria as of and for the year ended December 31, 2006 for the for asset-backed securities transactions backed by subprime residential mortgages serviced on the LSAMS I where the related asset-backed securities were outstanding during the Reporting Period is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP


February 26, 2007





EX-34 (g)
Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Management's Assertion on Compliance with Item 1122 Criteria, that LaSalle Bank National Association ("LBNA" or "the Company"), a wholly owned subsidiary of LaSalle Bank Corporation, complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for all new Asset Backed Securities, Commercial Mortgage Backed Securities and Residential Mortgage Backed Securities securitization trust transactions subsequent to January 1, 2006, to the extent subject to Regulation AB for which LBNA is trustee ("the Platform"), as of and for the year ended December 31, 2006, except for those criteria which the Company has determined are not applicable to the activities performed by them with respect to the Platform covered by this report. See Exhibit A of management's assertion for a list of servicing criteria determined by the Company to be applicable to the activities performed by them with respect to the Platform. As indicated in the Management's Assertion on Compliance with Item 1122 Criteria, management's assertion for servicing criteria 1122(d)(3)(i)(A) and (B) covers only the information in reports to investors that is specifically required by the respective transaction agreements, and not to any additional information included in reports to investors that is not required by the respective transaction agreements. Management is responsible for the Company's compliance with the servicing criteria listed in Exhibit A. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual mortgage transactions and securities that comprise the platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the Platform, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 28, 2007
Chicago, Illinois





EX-34 (h)
(logo) KPMG

KPMG LLP
Suite 700
600 Anton Boulevard
Costa Mesa, CA 92626-7651

Report of Independent Registered Public Accounting Firm

The Board of Directors
Option One Mortgage Corporation:

We   have  examined the  compliance of Option One Mortgage  Corporation  and its wholly owned subsidiary, Premier Property Tax Services, LLC (collectively, the Company), with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued asset-backed securities transactions issued on or after January 1, 2006 for which the Company acted as the master servicer or servicer, involving first lien and second lien subprime residential mortgage loans, excluding loans serviced for transactions issued by any government sponsored enterprises (the Platform), as of and for the 12 month period ended December 31, 2006, to the extent applicable as indicated in Appendix A under the heading "Performed Directly by Option One". Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on the Company's compliance based on our examination.


Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board ( United States) and, accordingly, included examining, on a test basis, evidence about the Company 's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our
examination   included   testing  of  less  than  all  of  the   individual
asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

Our examination disclosed the following instance of material noncompliance with the servicing criteria 1122(d)(1)(iv) applicable to the Company during the year ended December 31, 2006. With respect to requirements in the transaction agreements to maintain fidelity bond insurance in an amount that would meet the requirements of Fannie Mae, the fidelity bond amount was lower than the required amount for the period January 1, 2006 to June 16, 2006.


KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

In   our opinion,  except for the instance of material  noncompliance  described
above,  the  Company  complied,   in  all  material   respects,   with  the
aforementioned servicing criteria, as of and for the 12 month period ended December 31, 2006.

/s/KPMG LLP

Costa Mesa, California
March 21, 2007


(page)
APPENDIX A

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   General Servicing Considerations

                   Policies and procedures are instituted            X^1                                                   X^2
                   to monitor any performance or other
                   triggers and events of default in
                   accordance with the transaction
1122(d)(1)(i)      agreements.

                   If any material servicing activities              X^3                                                   X^4
                   are outsourced to third parties, policies
                   and procedures are instituted to monitor
                   the third party's performance and
                   compliance with such servicing
1122(d)(1)(ii)     activities.


                   Any requirements in the transaction                                                                      X
                   agreements to maintain a back-up servicer
1122(d)(1)(iii)    for the pool assets are maintained.

                   A fidelity bond and errors and                    X
                   omissions policy is in effect on the
                   party participating in the servicing
                   function throughout the reporting period
                   in the amount of coverage required by and
                   otherwise in accordance with the terms of
1122(d)(1)(iv)     the transaction agreements.

                   Cash Collection and Administration

                   Payments on pool assets are deposited             X
                   into the appropriate custodial bank
                   accounts and related bank clearing
                   accounts no more than two business days
                   following receipt, or such other number
                   of days specified in the transaction
1122(d)(2)(i)      agreements.

                   Disbursements made via wire transfer on           X
                   behalf of an obligor or to investor are
1122(d)(2)(ii)     made only by authorized personnel.

                   Advances of funds or guarantees                   X
                   regarding collections, cash flows or
                   distributions, and any interest or other
                   fees charged for such advances, are made,
                   reviewed, and approved as specified in
1122(d)(2)(iii)    the transaction agreements.


1^ Option One asserts to the component of the criterion of monitoring
   Servicer events of default and Servicer termination triggers related to events of default.

2^ Another party performs all other activities related to this criterion.

3^ Option One asserts that only two third parties exist within this criterion - FIS Tex Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA". Both of these third parties have provided an assertion end related attestation report for the activities they perform with respect to the relevant criteria.

4^ Another party performs all other activities related to this criterion.

(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   The related accounts for the                      X^5                                                X^6
                   transaction, such as cash reserve
                   accounts or accounts established as a
                   form of overcollateralization, are
                   separately maintained (e.g., with respect
                   to commingling of cash) as set forth in
1122(d)(2)(iv)     the transaction agreements.

                   Each custodial account is maintained at           X
                   a federally insured depository
                   institution as set forth in the
                   transaction agreements. For purposes of
                   this criterion, "federally insured
                   depository institution" with respect to a
                   foreign financial institution means a
                   foreign financial institution that meets
                   the requirements of Rule 13k-1(b)(1)
1122(d)(2)(v)      of the Securities Excahnge Act.

                   Unissued checks are safeguarded so as             X^7
1122(d)(2)(vi)     to prevent unauthorized access.

                   Reconciliations are prepared on a                 X
                   monthly basis for all asset-backed
                   securities related bank accounts,
                   including custodial accounts and related
                   bank clearing accounts. These
                   reconciliations are (A) mathematically
                   accurate; (B) prepared within 30
                   calendar days after the bank statement
                   cutoff date, or such other number of days
                   specified in the transaction agreements;
                   (C) reviewed and approved by someone
                   other than the person who prepared the
                   reconciliation; and (D) contain
                   explanations for reconciling items.
                   These reconciling items are resolved
                   within 90 calendar days of their original
                   identification, or such other number of
                   days specified in the transaction
1122(d)(2)(vii)    agreements.

                   Investor Remittances and Reporting

                   Reports to investors, including those            X^8
                   to be filed with the Commission, are
                   maintained in accordance with the
                   transaction agreements and applicable
                   Commission requirements. Specifically,
                   such reports (A) are prepared in
                   accordance with timeframes and other
                   terms set forth in the transaction
                   agreements; (B) provide information                                                                  X^9
                   calculated in accordance with the terms
                   specified in the transaction agreements;
                   (C) are filed with the Commission as
                   required by its rules and regulations;
                   and (D) agree with the investors' or
1122(d)(3)(i)      trustee's records as to the total


5^ Option One asserts to this criterion with respect to establishing and maintaining principal & interest custodial accounts and impound (tax & insurance) custodial accounts.

6^ Another party performs all other activities related to this criterion.

7^ Option One asserts in whole to this criterion as Option One utilizes safety paper blank check stock and has no unissued checks.

8^ For (A), (B), and (D), the Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents. (C) is not applicable to Option One.

9^  Another party performs all other activities related to this criterion.


(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria


                   unpaid principal balance and number of [pool
1122(d)(3)(i)      assets] serviced by the Servicer.

                   Amounts due to investors are allocated          X^10                                                  X^11
                   and remitted in accordance with
                   timeframes, distribution priority and
                   other terms set forth in the transaction
 1122(d)(3)(ii)    agreements.

                   Disbursements made to an investor are           X
                   posted within two business days to the
                   Servicer's investor records, or such other
                   number of days specified in the transaction
1122(d)(3)(iii)    agreements.

                   Amounts remitted to investors per the           X
                   investor reports agree with cancelled
                   checks, or other form of payment, or
1122(d)(3)(iv)     custodial bank statements.

                   Pool Asset Administration

                   Collateral or security on pool assets           X^12                                                 X^13
                   is maintained as required by the
                   transaction agreements or related mortgage
1122(d)(4)(i)      loan documents.

                   pool assets and related documents are             X^14                                                   X^15
                   safeguarded as required by the
1122(d)(4)(ii)     transaction agreements.

                   Any additions, removals, or                       X^16                                                  X^17
                   substitutions to the asset pool are made,
                   reviewed, and approved in accordance with
                   any conditions or requirements in the
1122(d)(4)(iii)    transaction agreements.

                   Payments on pool assets, including any            X
                   payoffs, made in accordance with related
                   pool asset documents are posted to the
                   Servicer's obligor records maintained no
                   more than two business days after
                   receipt, or such other number of days
                   specified in the transaction agreements,
                   and allocated to



10^ Option One asserts to timely remittances to the Trustee as defined in the transaction agreements.

11^ Another party performs all other activities related to this criterion.

12^ Option One asserts to this criterion only as it relates to its obligation to request and obtain a collateral file from the custodian in accordance with the transaction agreements.

13^ Another party performs all other activities related to this criterion.

14^ Option One asserts to this criterion as it relates to its responsibility to return collateral files to the custodian when required under the transaction agreements.

15^ Another party performs all other activities related to this criterion.

16^ Option One assertion to this criterion is only for the functions of a Servicer clearly identified in transaction documents.

17^ Another party performs all other activities related to this criterion.

(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria

                   principal, interest, or other items (e.g.,
                   escrow) in accordance with the related
1122(d)(4)(iv)     pool asset documents.

                   The Servicer's records regarding the              X
                   pool assets agree with the Servicer's
                   records with respect to an obligor's
1122(d)(4)(v)      unpaid principal balance.


                   Changes with respect to the terms or              X
                   status of an obligor's pool asset (e.g.,
                   loan modifications or re-agings) are
                   made, reviewed and approved by authorized
                   personnel in accordance with the
                   transaction agreements and related pool
1122(d)(4)(vi)     asset documents.

                   Loss mitigation or recovery actions               X
                   (e.g., forbearance plans, modifications
                   and deeds in lieu of foreclosure,
                   foreclosures and repossessions, as
                   applicable) are initiated, conducted, and
                   concluded in accordance with
                   the timeframes or other requirements
                   established by the transaction
1122(d)(4)(vii)    agreements.

                   Records documenting collection efforts            X
                   are maintained during the period a pool
                   asset is delinquent in accordance with
                   the transaction agreements. Such records
                   are maintained on at least a monthly
                   basis, or such other period specified in
                   the transaction agreements, and describe
                   the entity's activities in monitoring
                   delinquent pool assets including, for
                   example, phone calls, letters, and
                   payment rescheduling plans in cases where
                   delinquency is deemed temporary (e.g.,
1122(d)(4)(viii)   illness or unemployment).

                   Adjustments to interest rates or rates            X
                   of return for pool assets with variable
                   rates are computed based on the related
1122(d)(4)(ix)     pool asset documents.

                   Regarding any funds held in trust for             X
                   an obligor (such as escrow accounts): (A)
                   such funds are analyzed, in accordance
                   with the obligor's pool asset documents,
                   on at least an annual basis, or such
                   other period specified in the transaction
                   agreements; (B) interest on such funds is
                   paid, or credited, to obligors in
                   accordance with applicable pool asset
                   documents and state laws; and (C) such
                   funds are returned to the obligor within
                   30 calendar days of full repayment of the
                   related [pool asset], or such other number
                   of days specified in the transaction
1122(d)(4)(x)      agreements.


(page)

                                                                                                                      INAPPLICABLE
                                                                                 APPLICABLE                             SERVICING
                             SERVICING CRITERIA                              SERVICING CRITERIA                          CRITERIA
                                                                                                  Performed by          Not
                                                                                                 subservicer(s)      performed by
                                                                                Performed by       or vendor(s)      Option One or
                                                                 Performed      Vendor(s) for       for which              by
                                                                  Directly      which Opton        Option One        subservicer(s)
                                                                    by          One is the         is NOT the        or vendor (s)
                                                                  Option One    Responsible        Responsible       retained by
                                                                                Party                 Party          Option One
Reference                        Criteria



                   Payments made on behalf of an obligor             X^18                                X
                   (such as tax or insurance payments) are
                   made on or before the related penalty or
                   expiration dates, as indicated on the
                   appropriate bills or notices for such
                   payments, provided that such support has
                   been received by the servicer at least 30
                   calendar days prior to these dates, or
                   such other number of days specified in
1122(d)(4)(xi)     the transaction agreements.

                   Any late payment penalties in                     X^19                                X
                   connection with any payment to be made on
                   behalf of an obligor are paid from the
                   servicer's funds and not charged to the
                   obligor, unless the late payment was due
1122(d)(4)(xii)    to the obligor's error or omission.

                   Disbursements made on behalf of an                X^20                                X
                   obligor are posted within two business
                   days to the obligor's records maintained
                   by the Servicer, or such other number of
                   days specified in the transaction
1122(d)(4)(xiii)   agreements.

                   Delinquencies, charge-offs, and                   X
                   uncollectible accounts are recognized and
                   recorded in accordance with the
1122(d)(4)(xiv)    transaction agreements.

                   Any external enhancement or other                                                                        X
                   support, identified in Item
                   1114(a)(1) through (3) or Item 1115 of
                   this Regulation AB, is maintained as set
1122(d)(4)(xv)     forth in the transaction agreements.


18^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" each of whom has performed an assessment of their compliance obtained a related attestation report.

19^ Option One asserts only to late payments related to tax disbursements made by wholly-owned Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.

20^ Option One asserts only to tax disbursements made by wholly-owned
    Premier Property Tax Services, LLC. Option One also outsources the activities required by this criterion to third parties - FIS Tax Services (formerly known as LSI Tax Services) and ZC Sterling Insurance Agency Inc. "ZCSIA" - each of whom has performed an assessment of their compliance obtained a related attestation report.





EX-34 (i)
(logo) ERNST & YOUNG

* Ernst & Young LLP
  220 South Sixth Street, Ste. 1400
  Minneapolis, MN 55402-4509

* Phone: (612) 343-1000
  www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with SEC Regulation AB Servicing Criteria, that U.S. Bank National Association (the Company) complied with the servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the Corporate Trust Asset Backed Securities platform (the Platform) as of and for the year ended December 31, 2006, except for criteria 1122 (d)(1)(iii), 1122 (d)(4)(i), 1122 (d)(4)(ii), and 1122 (d)(4)(iv) through 1122 (d)(4)(xiv), which the Company has determined are not applicable to the activities performed by them with respect to the servicing platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006, for the Corporate Trust Asset Backed Securities platform is fairly stated, in all material respects.


/s/ Ernst & Young LLP

February 26, 2007

A Member Practice of Ernst & Young Global





EX-34 (j)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (k)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60801-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank, National Association:

We have examined the compliance of the Corporate Trust Services division of Wells Fargo Bank, National Association (the Company) with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting initially required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities, commercial mortgage-backed securities and other asset-backed securities, for which the Company provides master servicing, trustee, securities administration or paying agent services, excluding transactions issued by any agency or instrumentality of the U.S. government or any government sponsored entity (the Platform), except for servicing criteria 1122(d)(1)(iii), 1122(d)(4)(ii), 1122(d)(4)(iv), 1122(d)(4)(v),
1122(d)(4)(viii), 1122(d)(4)(ix), 1122(d)(4)(x), 1122(d)(4)(xi),
1122(d)(4)(xii) and 1122(d)(4)(xiii), which the Company has determined are not applicable to the activities it performs with respect to the Platform, as of and for the twelve months ended December 31, 2006. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

As described in the accompanying management's Assessment of Compliance With Applicable Servicing Criteria, for servicing criteria 1122(d)(4)(i), the Company has engaged various vendors to perform the activities required by these servicing criteria. The Company has determined that these vendors are not considered a "servicer" as defined in Item 1101(j) of Regulation AB, and the Company has elected to take responsibility for assessing compliance with the servicing criteria applicable to each vendor as permitted by Interpretation
17.06 of the SEC Division of Corporation Finance Manual of Publicly Available Telephone Interpretations ("Interpretation 17.06"). As permitted by Interpretation 17.06, the Company has asserted that it has policies and

KPMG LLP, a U.S. limited liability partnership, in the U.S. member firm of KPMG International, a Swiss cooperative.

(page)

(logo) KPMG

procedures in place designed to provide assurance that the vendors' activities comply in all material respects with the servicing criteria applicable to each vendor. The Company is solely responsible for determining that it meets the SEC requirements to apply Interpretation 17.06 for the vendors and related criteria as described in its assertion, and we performed no procedures with respect to the Company's eligibility to apply Interpretation 17.06.

Our examination disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31, 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

In our opinion, except for the material non-compliance described above, the Company complied, in all material respects, with the aforementioned servicing criteria, including servicing criteria for which compliance is determined based on Interpretation 17.06 as discussed above, as of and for the twelve months ended December 31, 2006.

/s/ KPMG LLP

Chicago, IL 60601
March 1, 2007





EX-34 (l)
(logo) KPMG

KPMG LLP
303 East Wacker Drive
Chicago, IL 60601-5212

Report of Independent Registered Public Accounting Firm

The Board of Directors
The Corporate Trust Services division of Wells Fargo Bank National Association:

We have examined management's assertion, included in the accompanying Appendix I, that the Document Custody section of the Corporate Trust Services division of Wells Fargo Bank National Association complied with the servicing criteria set forth in Item 1122(d) of the Securities and Exchange Commission's Regulation AB for publicly-issued (i.e., transaction-level reporting required under the Securities Exchange Act of 1934, as amended) residential mortgage-backed securities and commercial mortgage-backed securities issued on or after January 1, 2006 for which the Company provides document custody services, excluding any publicly issued transactions issued by any government sponsored entity (the Platform) as of and for the twelve months ended December 31, 2006. Management has determined that servicing criteria 1122(d)(4)(i) and 1122(d)(4)(ii) are applicable to the activities it performs with respect to the Platform, and that all other servicing criteria set forth in Item 1122(d) are not applicable to the document custody services provided by the Company with respect to the Platform. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the servicing criteria specified above and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the individual asset-backed transactions and securities that comprise the Platform, testing of less than all of the servicing activities related to the Platform, and determining whether the Company processed those selected transactions and performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the selected transactions and servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the selected transactions or any other transactions. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the period ended December 31, 2006 is fairly stated, in all material respects.

/s/ KPMG LLP

Chicago, Illinois
March 1, 2007

KPMG LLP, a U.S. limited liability partnership, is the U.S. member firm of KPMG International, a Swiss cooperative.





EX-34 (m)
(logo) ERNST & YOUNG

Ernst & Young LLP
Suite 2800
600 Peachtree Street
Atlanta, Georgia 30308-2215

Phone: (404) 874-8300
www.ey.com

Report of Independent Registered Public Accounting Firm

We have examined management's assertion, included in the accompanying Report on Assessment of Compliance with Securities and Exchange Commission's Regulation AB Servicing Criteria, that ZC Sterling Insurance Agency, Inc. (the Company) complied with certain servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB for the ZC Sterling Integrated Product Solution (ZIPS) hazard insurance outsourcing Platform (Platform) as of and for the year ended December 31, 2006. The Company has determined that only certain servicing criteria 1122 (d) 1(iv), 1122 (d) 2(vi), 1122 (d) 4(xi), 1122 (d) 4(xii), and 1122 (d) 4(xiii) are applicable to the activities performed by them with respect to the Platform covered by this report. The Company has determined that the remaining servicing criteria set forth in Item 1122 (d) of the Securities and Exchange Commission's Regulation AB are not applicable to the activities performed by them with respect to the Platform covered by this report. See Appendix A of management's assertion for the Platform covered by this report. Management is responsible for the Company's compliance with those servicing criteria. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the servicing criteria based on our examination.

Our examination was conducted in accordance with standards of the Public Company Accounting Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the applicable servicing criteria and performing such other procedures as we considered necessary in the circumstances. Our examination included testing of less than all of the servicing activities related to the Platform, and determining whether the Company performed those selected activities in compliance with the servicing criteria. Furthermore, our procedures were limited to the servicing activities performed by the Company during the period covered by this report. Our procedures were not designed to determine whether errors may have occurred either prior to or subsequent to our tests that may have affected the balances or amounts calculated or reported by the Company during the period covered by this report for the Platform. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the servicing criteria.

In our opinion, management's assertion that the Company complied with the aforementioned servicing criteria as of and for the year ended December 31, 2006 for the ZIPS Platform is fairly stated, in all material respects.

/s/ Ernst & Young LLP

February 20, 2007


A Member Practice of Ernst & Young Global





EX-35 (a)
AURORA LOAN SERVICES
A Lehman Brothers Company

Depositor: Structured Asset Securities Corporation
           745 Seventh Avenue, 8th Floor
           New York, NY 10019

Trustee:   US Bank, N.A.
           One Federal Street, 3rd Floor
           Boston, MA 02110

Securities Administrator:
           Wells Fargo Bank, N.A.
           9062 Old Annapolis Road
           Columbia, MD 21045

Subject:        Annual Officer's Certification
Fiscal Year:    2006
Securitization: SAS 2006-BC6

I, E. Todd Whittemore, the undersigned, a duly authorized officer of Aurora Loan Services LLC (the "Master Servicer"), do certify the following for the Calendar Year 2006:

1. A review of the activities of the Master Servicer during the preceding calendar year (or portion thereof) and of its performance under the Agreement for such period has been made under my supervision.

2. To the best of my knowledge, based on such review, the Master Servicer has fulfilled all of its obligations under the Agreement in all material aspects throughout 2006 (or applicable portion thereof), or, if there has been a failure to fulfill any such obligation in any material respect, I have specifically identified to the Depositor, and the Trustee each such failure known to me and the nature and status thereof, including the steps being taken by the Master Servicer to remedy such default.

Certified by: AURORA LOAN SERVICES LLC

By: /s/E. Todd Whittemore
Name:  E. Todd Whittemore
Title: Executive Vice President

(logo)
EQUAL HOUSING
LENDER





EX-35 (b)
(logo) CHASE

SUBSERVICER COMPLIANCE STATEMENT


RE: Structured Asset Securities Corp Mortgage 2006-BC6: The Pooling and Servicing Agreement by and among Aurora Loan Services LLC as Master Servicer, U.S. Bank, NA as Trustee, Clayton Fixed Income Services as Credit Risk Manager, Lehman Brothers Holdings Inc. as Seller, Wells Fargo bank, NA as Securities Administrator and JPMorgan Chase Bank NA as Servicer (the "Agreement")

The undersigned, each a duly authorized officer of Chase Home Finance LLC ("CHF"), do hereby certify that:

(1)     CHF is a Subservicer under the Agreement

(2) A review of the activities of CHF during the calendar year ending December 31, 2006 and of the performance of CHF under the Agreement has been made under our supervision; and

(3) To the best of our knowledge, based on such review, CHF has fulfilled all its obligations under the Agreement in all material respects throughout such year.

Capitalized terms used but not defined herein shall have the meanings assigned in the Agreement.


Date: 02/28/2007

Chase Home Finance LLC,
as Subservicer


By: /s/Kim Greaves
Name:  Kim Greaves
Title: Senior Vice President
       Servicing Manager

By: /s/Jim Miller
Name:  Jim Miller
Title: Senior Vice President
       Default Servicing Manager





EX-35 (f)
(logo) CHASE

SERVICER COMPLIANCE STATEMENT

RE: Structured Asset Securities Corporation 2006-BC6: The Pooling and Servicing
      Agreement by and among Aurora Loan Services LLC as Master Servicer,
      U.S. Bank, NA as Trustee, Clayton Fixed Income Services as Credit Risk Manager, Lehman Brothers Holdings Inc. as Seller, Wells Fargo Bank, NA as Securities Administrator, and JPMorgan Chase Bank NA as Servicer
      (the "Agreement")

The undersigned, a duly authorized officer of JPMorgan Chase Bank, National Association, as servicer (the "Servicer") pursuant to the Structured Asset Securities Corporation Mortgage Pass-through Certificate (the "Agreement"), does hereby certify that:

   (1) A review of the activities of the Servicer during the calendar year ending December 31, 2006 and of the performance of the Servicer under the Agreement has been made under my supervision; and

   (2) To the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under the Agreement in all material respects throughout such year.

Date: 02/28/2007

JPMorgan Chase Bank,
National Association,
as Servicer
By: /s/ David Lowman
Name:  David Lowman
Title: Executive Vice President



EX-35 (h)

March 15, 2007

Lehman Brothers Holdings Inc.
745 7th Avenue, 7th Floor
New York, NY 10019

Aurora Loan Services LLC
327 Inverness Drive South, 3rd Floor
Englewood, CO 80012
Attn: Todd Whittemore

U.S. Bank National Association
One Federal Street, Third Floor
Boston, MA 02110
Attn: James Byrnes

Structured Asset Securities Corporation
745 Seventh Avenue, 7th Floor
New York, NY 10019
Inv#564

Re: Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 2006- BC6

        Pursuant to Section 5.03 of the Servicing and Subservicing Agreements, each dated as of December 1, 2006 among Lehman Brothers Holdings Inc. as Seller, Option One Mortgage Corporation, as Servicer, and Aurora Loan Services LLC, as Master Servicer, (the "Servicing Agreement"), enclosed is the required officer's certificate of compliance.

If you have any questions, please contact Elizabeth Nguyen at (949) 727-8226 or email: Elizabeth.Nguyen@oomc.com

Option One Mortgage Corporation
6501 Irvine Center Drive
Irvine, CA 92618


(page)



(logo)OPTION ONE
      MORTGAGE
      One gets it done.

wwww.optiononemortgage.com

Annual Compliance Certificate

I, Teji Singh, the undersigned, the duly authorized Chief Servicing Officer of Option One Mortgage Corporation (as "Servicer"), does hereby certify the following for the calendar year ending on December 31, 2006:

1. A review of the activities of the Servicer during the preceding calendar year (or portion thereof) and of its performance under the Servicing Agreement (as defined in the cover letter) for such period has been made under my supervision.

2. To the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Servicing Agreement in all material respects throughout such year (or applicable portion thereof), except as disclosed on Appendix A, attached.


Certified By:
/s/ Teji Singh
Name: Teji Singh
Title: Chief Servicing Offier - SVP
Date: March 15, 2007

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800

(logo) EQUAL HOUSING
       LENDER

(page)



(logo)OPTION ONE
        MORTGAGE
One gets it done.

www.optiononemortgage.com

APPENDIX A

Criteria 1122(d)(1)(iv)
Option One's fidelity bond insurance was less than FNMA requirements by approximately $5.4 million on average during the first six months of the year, and during such six month period reached up to $8.6 million less than the FNMA requirements. Upon discovery of the deficiency, Option One renewed the insurance policy on June 17, 2006 for coverage in excess of the FNMA requirements.

6501 Irvine Center Drive * Irvine * California * 92618 * (800) 704-0800 *

(logo) EQUAL HOUSING
       LENDER